Form 10-Q
period 1995-07-01
STERLING ELECTRONICS CORP
filed 1995-08-15
CIK 94136

                   SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C.  20549

                                FORM 10Q


              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended July 1, 1995         Commission File No.: 1-5522


                    STERLING ELECTRONICS CORPORATION
         (Exact name of registrant as specified in its charter)



           NEVADA                                 74-1261194
(State or other jurisdiction of      (I.R. S. Employer Identification No.)
incorporation or organization)



4201 SOUTHWEST FREEWAY, HOUSTON, TEXAS               77027
(Address of principal executive office)            (Zip Code)


Registrant's area code and telephone number:  (713) 627-9800

   Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes X         No
                 ---          ---

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period by this report.

           CLASS                      OUTSTANDING AT AUGUST 2, 1995
----------------------------          -----------------------------
Common Stock, $.50 par value                    6,607,885

                                  INDEX

                    STERLING ELECTRONICS CORPORATION

PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements (Unaudited)

          Condensed consolidated statements of financial position
          July 1, 1995 and April 1, 1995

          Condensed consolidated statements of income - thirteen weeks ended July 1, 1995 and July 2, 1994

          Condensed consolidated statements of cash flows - thirteen weeks ended July 1, 1995 and July 2, 1994

          Notes to condensed consolidated financial statements -
          July 1, 1995


Item 2.   Management's Discussion and Analysis of the Results of
          Operations

                       STERLING ELECTRONICS CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                   JULY 1,         APRIL 1,
                                                    1995             1995
                                                 -----------      -----------
ASSETS

Current assets
 Cash                                            $ 1,876,942      $ 3,148,290
 Receivables-net of reserve for doubtful
  accounts                                        38,095,250       34,958,561
 Inventories
  Finished goods                                  45,346,886       36,968,153
  Raw materials and work in process                1,826,148        1,764,580
                                                 -----------      -----------
    Total inventories                             47,173,034       38,732,733
 Other current assets                                526,290          363,907
                                                 -----------      -----------
  Total current assets                            87,671,516       77,203,491

Property & equipment-net of depreciation           5,296,669        5,112,435
Goodwill, net of amortization                      1,741,834        1,757,107
Other assets                                       2,795,071        2,751,619
                                                 -----------      -----------
                                                 $97,505,090      $86,824,652
                                                 ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
 Trade accounts payable & accrued expenses       $32,128,600      $29,757,332
 Current portion - long term obligations             296,002          303,233
 Income taxes                                      1,319,966                0
                                                 -----------      -----------
   Total current liabilities                      33,744,568       30,060,565

Long-term obligations - net of amounts due
 within one year                                  16,933,505       12,950,129
Postemployment benefits and other non-current
 liabilities                                       3,868,909        3,832,994
Minority interest in consolidated subsidiaries       474,342          484,095

Shareholders' Equity
 Common stock, $.50 par value                      3,346,899        3,343,005
 Additional paid-in capital                       16,804,853       16,410,284
 Retained earnings                                22,832,216       20,535,094
                                                 -----------      -----------
                                                  42,983,968       40,288,383
 Less treasury stock, at cost                        500,202          791,514
                                                 -----------      -----------
                                                  42,483,766       39,496,869
                                                 -----------      -----------
                                                 $97,505,090      $86,824,652
                                                 ===========      ===========

                                                                 Page 3 of 10

                       STERLING ELECTRONICS CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME
             THIRTEEN WEEKS ENDED JULY 1, 1995 AND JULY 2, 1994


                                                  1995           1994
                                               -----------     -----------

Net sales                                      $71,228,851     $57,130,436
Cost of sales                                   55,888,384      44,087,909
Selling, administrative and
  other operating expenses                      11,263,031       9,626,577
                                               -----------     -----------
                                                67,151,415      53,714,486

Income from operations                           4,077,436       3,415,950
Interest expense                                   263,068         276,175
                                               -----------     -----------

Income before income taxes and
  minority interests                             3,814,368       3,139,775

Income taxes                                     1,527,000       1,259,000
Minority interests in earnings of
  consolidated subsidiaries                         (9,753)         25,539
                                               -----------     -----------
Net income                                     $ 2,297,121     $ 1,855,236
                                               ===========     ===========


Income per common share and common share equivalents:

  Primary                                            $.34             $.28
  Fully diluted                                      $.34             $.28


Number of common shares and common share equivalent used in computing per share amounts

  Primary                                        6,707,596       6,630,488
  Fully diluted                                  6,750,898       6,630,488


                      STERLING ELECTRONICS CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
             THIRTEEN WEEKS ENDED JULY 1, 1995 AND JULY 2, 1994


                                                                  1995            1994
                                                              ------------   ------------
OPERATING ACTIVITIES
  Net income                                                  $  2,297,122   $  1,855,234
  Adjustments needed to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization                                  302,485       177,368
    Provision for losses on accounts receivable                    235,219       283,121
    Minority interests                                              (9,753)       25,539
                                                              ------------   ------------
                                                                 2,825,073      2,341,262

  Changes in operating assets and liabilities
    (Increase) decrease in accounts receivable                  (3,371,980)         2,096
    (Increase) in inventories                                   (8,440,301)    (5,375,769)
    (Increase) in other current assets                            (162,383)      (229,609)
    Increase in accounts payable and
     accrued expenses                                            4,313,509        925,453
    Increase (decrease) in post employment benefits
     and other non-current liabilities                              35,915        (29,883)
                                                              ------------   ------------
      Net cash used in operating activities                     (4,800,095)    (2,366,450)

INVESTING ACTIVITIES
  Purchases of property and equipment                             (462,245)      (432,242)
  (Increase) decrease in other assets                             (52,653)        47,234
                                                              ------------   ------------
      Net cash used in investing activities                       (514,898)      (385,008)

FINANCING ACTIVITIES
  Proceeds from borrowings under revolving line of credit       21,526,562     12,412,801
  Repayments of borrowings under revolving line of credit      (17,462,805)   (10,412,801)
                                                              ------------   ------------
  Net change in revolving line of credit                         4,063,757      2,000,000

  Principal payments on long-term debt, capital lease
   obligations and other                                           (87,612)       (82,029)
  Decrease in treasury stock                                        67,500              0
                                                              ------------   ------------
      Net cash provided by financing activities                  4,043,645      1,917,971

Decrease in cash and cash equivalents                           (1,271,348)      (833,487)
Cash and cash equivalents at beginning of period                 3,148,290      2,914,290
                                                              ------------   ------------
Cash and cash equivalents at end of period                    $  1,876,942   $  2,080,803
                                                              ============   ============

                    STERLING ELECTRONICS CORPORATION
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              JULY 1, 1995


The accompanying unaudited condensed consolidated financial statements include the accounts of Sterling Electronics Corporation and its majority-owned subsidiaries after elimination of all significant intercompany accounts and transactions. In the opinion of the company, the unaudited condensed consolidated financial statements contain all the adjustments (consisting of only normal accruals) necessary to present fairly the financial position as of July 1, 1995 and the results of operations for the thirteen weeks then ended. The results of operations for the thirteen weeks ended July 1, 1995 are not necessarily indicative of the results to be expected for the full year.

Long-term debt as of July 1, 1995 and the amounts due within one year are as follows:


                            AMOUNTS DUE       LONG-TERM    MATURING IN
DESCRIPTION               WITHIN ONE YEAR      PORTION     FISCAL YEAR
-----------               ---------------     ----------   ------------
Revolving credit line         $   -0-        $16,223,834          1998

Capitalized lease
  obligations                  122,494           224,423     1996-2000


Equipment loans                173,508           485,248     1999-2001
                              --------       -----------
                              $296,002       $16,933,505


      MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS


THIRTEEN WEEKS ENDED JULY 1, 1995 COMPARED TO THIRTEEN WEEKS ENDED
JULY 2, 1994.

NET SALES - Consolidated net sales for the current thirteen week period were 25% ahead of sales for the thirteen week period a year ago. This increase is the result of increases in semiconductor revenues (up 31%), connector revenues (up 20%) and passive/electromechanical revenues (up 19%).

GROSS MARGIN - Sterling's consolidated gross margin for the thirteen weeks declined to 21.5% from 22.8% for the thirteen weeks a year ago stemming principally from competitive pressures on semiconductor pricing and semiconductor sales increasing more rapidly than sales of higher margin passive and connector products.

SELLING AND ADMINISTRATIVE COSTS - Consolidated operating expenses declined to 15.8% of sales compared to 16.9% of sales for the thirteen weeks a year ago. This improvement resulted from economies of scale from sales growth (fixed costs were spread over an increasing sales base) coupled with continuing cost controls.

OPERATING INCOME - As a result of gross margin dollars increasing more rapidly than operating expenses, operating income increased $661,000, a 19% improvement over the previous fiscal year.

INTEREST EXPENSE - The 5% decrease in interest expense is the result of the $1.9 million increase from the comparable period in average indebtedness under the revolving credit line reduced by the effect of lower effective interest rates for the Company.

LIQUIDITY AND CAPITAL RESOURCES

Since the beginning of the current fiscal year, Sterling has invested $11.8 million in increased receivables and inventory to support higher sales volume. In connection with this increased investment, the Company increased its borrowings under the bank line by $4.1 million.
A secondary use of funds has been capital expenditures of $460,000, principally for new computer hardware and software. These expenditures were financed by cash flow from operations.

The Company's needs for additional investment in receivables and inventories is expected to continue in connection with anticipated sales growth and geographic expansion.

Management believes that internal generation of cash flow (net income plus non-cash items such as depreciation and amortization), available equipment financing,funds available under the bank credit line, plus possible increases in the bank credit line will be sufficient to meet liquidity needs over the next two fiscal years. The Company is currently in process of increasing the $25 million line of credit to $35 million.

Working capital was $54.3 million at July 1, 1995 compared to $47.5 million at April 1, 1995. The current ratio was 2.6, the same as at the beginning of the year. Working capital continues to increase, reflected principally in higher inventory and receivables required to support higher sales, partially offset by increased accounts payable and accrued expenses.

The ratio of long-term debt to equity was 40% at July 1, 1995 compared to 33% at the beginning of the year.

                            OTHER INFORMATION

ITEM 1 THROUGH ITEM 5

The Company was not required to report on Items 1 through 5.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibit is included herein:
    (11) Statement re: computation of earnings per share

(b) Reports of Form 8-K -- There were no reports on Form 8-K filed during the thirteen weeks ended July 1, 1995.



                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   STERLING ELECTRONICS CORPORATION



DATE:  August 14, 1995                    Mac McConnell
----------------------             --------------------------------
                                   Mac McConnell, Vice-President
                                   Chief Financial Officer