Form 10-Q
period 1995-09-30
STERLING ELECTRONICS CORP
filed 1995-11-13
CIK 94136

                     SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

                                 FORM 10Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 1995   Commission File No.: 1-5522

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

                            Yes   X            No
                               -------           ----------


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period by this report.

            Class                             Outstanding at November 7, 1995
Common Stock, $.50 par value                               6,588,941

                                    INDEX

                       STERLING ELECTRONICS CORPORATION

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Condensed consolidated statements of financial position
          September 30, 1995 and April 1, 1995

          Condensed consolidated statements of income - thirteen weeks and twenty-six weeks ended September 30, 1995 and October 1, 1994

          Condensed consolidated statements of cash flows - twenty-six weeks ended September 30, 1995 and October 1, 1994

          Notes to condensed consolidated financial statements -
          September 30, 1995


Item 2.   Management's Discussion and Analysis of the Results of
          Operations

                        STERLING ELECTRONICS CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                              September 30,         April 1,
ASSETS                                                             1995               1995
                                                              ------------      ---------------
                                                                                Restated-Note D
Current assets
  Cash                                                        $  3,141,273       $ 3,110,397
  Receivables-net of reserve
    for doubtful accounts                                       45,294,929        34,594,615
  Inventory                                                     51,618,775        36,968,153
  Other current assets                                             587,425           320,043
  Net assets of discontinued operations - Note D                         0         1,812,546
                                                              ------------       -----------
    Total current assets                                       100,642,402        76,805,754
Property & equipment-net of
  depreciation                                                   5,974,813         5,055,234
Goodwill, net of amortization                                    4,192,168         1,757,107
Other assets                                                     3,623,238         2,729,925
                                                              ------------       -----------
                                                              $114,432,621       $86,348,020
                                                              ------------       -----------
                                                              ------------       -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Trade accounts payable & accrued expenses                    $33,751,790       $29,540,584
  Current portion - long term obligations                          296,699           303,233
                                                              ------------       -----------
    Total current liabilities                                   34,048,489        29,843,817
Long-term obligations - net of amounts
  due within one year                                           31,643,232        12,950,129
Postemployment benefits and other
  non-current liabilities                                        4,197,785         4,057,205
Shareholders' Equity
  Common stock, $.50 par value                                   3,346,899         3,343,005
  Additional paid-in capital                                    16,804,112        16,410,284
  Retained earnings                                             24,795,905        20,535,094
                                                              ------------       -----------
                                                                44,946,916        40,288,383
  Less treasury stock, at cost                                     403,801           791,514
                                                              ------------       -----------
                                                                44,543,115        39,496,869
                                                              ------------       -----------
                                                              $114,432,621       $86,348,020
                                                              ------------       -----------
                                                              ------------       -----------

                                                                 Page  3 of 12

                     STERLING ELECTRONICS CORPORATION
                     CONSOLIDATED STATEMENTS OF INCOME
         THIRTEEN WEEKS ENDED SEPTEMBER 30, 1995 AND OCTOBER 1, 1994

                                                                      1995                   1994
                                                                   -----------          ---------------
                                                                                        Restated-Note D
Net sales                                                          $80,383,000            $57,538,640
Cost of sales                                                       63,179,966             44,639,975
Selling, administrative and
  other operating expenses                                          12,601,875              9,673,338
                                                                   -----------            -----------
                                                                    75,781,841             54,313,313
Income from operations                                               4,601,159              3,225,327
Interest expense                                                       379,884                315,904
                                                                   -----------            -----------
Income before income taxes and
  minority interests                                                 4,221,275              2,909,423
Income taxes                                                         1,699,000              1,180,000
                                                                   -----------            -----------
Income from continuing operations                                   $2,522,275             $1,729,423
Discontinued operations
  Income (loss) from operations less
    applicable income taxes of  $411,000
    and $0  respectively                                              (546,483)                 2,487
  Loss on disposal                                                     (12,000)                     0
                                                                   -----------            -----------
Net income                                                          $1,963,792             $1,731,910
                                                                   -----------            -----------
                                                                   -----------            -----------
Income per common share and common share equivalents:
Primary
  Income from continuing operations                                      $0.37                  $0.26
  Income (loss) from discontinued operations                             (0.08)                  0.00
                                                                   -----------            -----------
                                                                          0.29                   0.26
                                                                   -----------            -----------
                                                                   -----------            -----------
Fully diluted
  Income from continuing operations                                      $0.37                  $0.26
  Income (loss) from discontinued operations                             (0.08)                     0
                                                                   -----------            -----------
                                                                         $0.29                  $0.26
                                                                   -----------            -----------
                                                                   -----------            -----------
Number of common shares and common share
 equivalents used in computing per share amounts
  Primary                                                            6,808,238              6,655,475
  Fully diluted                                                      6,816,192              6,660,690

                                                                  Page 4 of 12

                     STERLING ELECTRONICS CORPORATION
                     CONSOLIDATED STATEMENTS OF INCOME
       TWENTY-SIX WEEKS ENDED SEPTEMBER 30, 1995 AND OCTOBER 1, 1994

                                                                      1995                   1994
                                                                   -----------         ---------------
                                                                                       Restated-Note D
Net sales                                                          $150,805,501         $113,803,926
Cost of sales                                                       118,479,279           88,083,096
Selling, administrative and
  other operating expenses                                           23,680,083           19,140,652
                                                                   ------------         ------------
                                                                    142,159,362          107,223,748
Income from operations                                                8,646,139            6,580,178
Interest expense                                                        642,952              592,079
                                                                   ------------         ------------
Income before income taxes and
  minority interests                                                  8,003,187            5,988,099
Income taxes                                                          3,208,000            2,426,000
                                                                   ------------         ------------
Income from continuing operations                                    $4,795,187           $3,562,099
Discontinued operations
  Income (loss) from operations less
    applicable income taxes of  $393,000
    and $13,000  respectively                                          (522,374)              25,047
  Loss on disposal                                                      (12,000)                   0
                                                                   ------------         ------------
Net income                                                            4,260,813            3,587,146
                                                                   ------------         ------------
                                                                   ------------         ------------
Income per common share and common share equivalents:
Primary
  Income from continuing operations                                       $0.71                $0.54
  Income (loss) from discontinued operations                              (0.08)                0.00
                                                                   ------------         ------------
                                                                          $0.63                $0.54
                                                                   ------------         ------------
                                                                   ------------         ------------
Fully diluted
  Income from continuing operations                                       $0.71                $0.54
  Income (loss) from discontinued operations                              (0.08)                   0
                                                                   ------------         ------------
                                                                          $0.63                $0.54
                                                                   ------------         ------------
                                                                   ------------         ------------
Number of common shares and common share
  equivalents used in computing per share amounts
  Primary                                                             6,757,917            6,642,982
  Fully diluted                                                       6,783,545            6,646,060

                                                                  Page 5 of 12

                     STERLING ELECTRONICS CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
       TWENTY-SIX WEEKS ENDED SEPTEMBER 30, 1995 AND OCTOBER 1, 1994

                                                                    1995               1994
                                                                 -----------      ---------------
                                                                                  Restated-Note D
OPERATING ACTIVITIES
  Net income                                                      $4,260,813          $3,587,144
  Adjustments needed to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                                  579,860             458,778
      Provision for losses on accounts receivable                    667,980             311,798
                                                                ------------         ------------
                                                                   5,508,653           4,357,720
  Changes in operating assets and liabilities
    (Increase) decrease in accounts receivable                    (8,722,354)            140,723
    (Increase) in inventories                                    (10,358,651)         (4,203,656)
    (Increase) decrease in other current assets                      727,040            (216,533)
    Increase decrease in accounts payable and
      accrued expenses                                             1,050,391          (3,830,987)
    Increase (decrease) in post employment benefits
      and other non-current liabilities                              106,522             (21,744)
                                                                ------------         -----------
          Net cash used in operating activities                  (11,688,399)         (3,774,477)

INVESTING ACTIVITIES
  Purchases of property and equipment                             (1,289,050)         (1,008,572)
  Acquisition of DGW Electronics Corporation                      (5,807,745)                  0
  (Increase) in other assets                                         (33,659)            (61,807)
                                                                ------------         -----------
          Net cash used in investing activities                   (7,130,454)         (1,070,379)
FINANCING ACTIVITIES
  Proceeds from borrowings under revolving line of credit         47,307,710          20,657,749
  Repayments of borrowings under revolving line of credit        (28,467,787)        (16,657,749)
                                                                ------------         -----------
  Net change in revolving line of credit                          18,839,923           4,000,000
  Principal payments on long-term debt, capital lease
    obligations and other                                           (153,354)           (120,677)
   Proceeds from excercise of stock options                          163,160                   0
                                                                ------------         -----------
          Net cash provided by financing activities               18,849,729           3,879,323
Decrease in cash and cash equivalents                                 30,876            (965,533)
Cash and cash equivalents at beginning of period                   3,110,397           2,859,647
                                                                ------------         -----------
Cash and cash equivalents at end of period                        $3,141,273          $1,894,114
                                                                ------------         -----------
                                                                ------------         -----------

During fiscal 1996 and 1995 the Company issued $622,000 and $600,000, respectively, of common stock under the Company's Incentive Bonus Plan

                      STERLING ELECTRONICS CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             September 30, 1995

Note A - Accounting Policies

The accompanying unaudited condensed consolidated financial statements include the accounts of Sterling Electronics Corporation and its majority-owned subsidiaries after elimination of all significant intercompany accounts and transactions. In the opinion of the company, the unaudited condensed consolidated financial statements contain all the adjustments (consisting of only normal accruals) necessary to present fairly the financial position as of September 30, 1995 and the results of operations for the thirteen and twenty-six weeks then ended. The results of operations for the thirteen and twenty-six weeks ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

Note B - Long-term Debt

Long-term debt as of September 30, 1995 and the amounts due within one year are as follows:

                            AMOUNTS DUE       LONG-TERM    MATURING IN
DESCRIPTION               WITHIN ONE YEAR      PORTION     FISCAL YEAR
----------------------------------------------------------------------
Revolving credit line         $   -0-        $31,000,000          1998

Capitalized lease
  obligations                  122,687           198,196     1996-2000

Equipment loans                174,012           445,036     1999-2001
                               -------        ----------
                              $296,699       $31,643,232


Note C - Acquisition of Canadian Subsidiary

The Company completed the acquisition of DGW Electronics Corporation
("DWG") on August 22, 1995. DGW is a distributor of electronic parts with five locations in Canada. The operating results of DGW are included with those of the Company from the date of the acquisition forward. Sales of DGW from August 22, 1995 through September 30, 1995 were approximately $2.7 million.

Note D - Sale of Phaostron Instruments

The Company completed the sale of its Phaostron Instruments subsidiary in September 1995. The operating results, assets and liabilities of Phaostron have been classified as discontinued operations for all periods presented. Previously reported amounts have been restated to conform to this presentation. Phaostron Instruments accounted for 1%, 2% and 4%, respectively, of total Company sales in fiscal years 1995, 1994 and 1993.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS

TWENTY-SIX WEEKS ENDED SEPTEMBER 30, 1995 COMPARED TO TWENTY-SIX WEEKS ENDED OCTOBER 1, 1994.

NET SALES - Consolidated net sales for the current twenty-six week period were 35% ahead of sales for the twenty-six week period a year ago. Sales increased 24% for passive/electromechanical components, 19% for connector products and 44% for semiconductor products, compared to the twenty-six week period a year ago.

GROSS MARGIN - Sterling's consolidated gross margin for the twenty-six weeks declined to 21.4% from 22.6% for the twenty-six weeks a year ago stemming principally from competitive pressures and semiconductor sales increasing more rapidly than sales of higher margin passive and connector products.

SELLING AND ADMINISTRATIVE COSTS - Consolidated operating expenses declined to 15.7% of sales compared to 16.8% of sales for the twenty- six weeks a year ago. This improvement resulted from economies of scale from sales growth (fixed costs were spread over an increasing sales base) coupled with continuing cost controls.

OPERATING INCOME - As a result of gross margin dollars increasing more rapidly than operating expenses, operating income increased $2,066,000, a 31% improvement over the previous fiscal year.

INTEREST EXPENSE - The 9% increase in interest expense is the result of the $3.7 million increase from the comparable period in average indebtedness under the revolving credit line partially offset by the effect of slightly lower interest rates.

THIRTEEN WEEKS ENDED SEPTEMBER 30, 1995 COMPARED TO THIRTEEN WEEKS ENDED OCTOBER 1, 1994.

NET SALES - Consolidated net sales for the current thirteen week period were 40% ahead of sales for the thirteen week period a year ago. Sales increased 29% for passive/electromechanical components, 18% for connector products and 57% for semiconductor products, compared to the thirteen week period a year ago.

GROSS MARGIN - Sterling's consolidated gross margin for the thirteen weeks declined to 21.4% from 22.4% for the thirteen weeks a year ago stemming principally from competitive pressures and semiconductor sales increasing more rapidly than sales of higher margin passive and connector products.

SELLING AND ADMINISTRATIVE COSTS - Consolidated operating expenses declined to 15.7% of sales compared to 16.8% of sales for the thirteen weeks a year ago. This improvement resulted from economies of scale from sales growth (fixed costs were spread over an increasing sales base) coupled with continuing cost controls.

OPERATING INCOME - As a result of gross margin dollars increasing more rapidly than operating expenses, operating income increased $1,376,000, a 43% improvement over the previous fiscal year.

INTEREST EXPENSE - The 20% increase in interest expense is the result of the $5.5 million increase from the comparable period in average indebtedness under the revolving credit line partially offset by the effect of slightly lower interest rates.

LIQUIDITY AND CAPITAL RESOURCES

Since the beginning of the current fiscal year, Sterling has invested $19.1 million in receivables and inventory to support higher sales volume. In connection with this increased investment, the Company increased its borrowings under the bank line by $18.8 million. A secondary use of funds was the $5.8 million used to acquire DGW Electronics Corporation in Canada. Another use of funds has been capital expenditures of $1.3 million, principally for new computer hardware and software. The expenditures in excess of th $18.8 million increase in borrowings under the bank line were financed by cash flow from operations.

The Company's needs for additional investment in receivables and inventories is expected to continue in connection with anticipated sales growth and geographic expansion.

Management believes that internal generation of cash flow (net income plus non-cash items such as depreciation and amortization), available equipment financing, funds available under the bank credit line plus possible increases in the bank credit line will be sufficient to meet liquidity needs over the next two fiscal years.

Working capital was $66.6 million at September 30, 1995 compared to $47.0 million at April 1, 1995. The current ratio was 3.0 compared to 2.6 at the beginning of the year. Working capital continues to increase, reflected principally in higher receivables and inventory required to support higher sales, partially offset by increased accounts payable and accrued expenses.

The ratio of long-term debt to total capital was 42% at September 30, 1995 compared to 25% at the beginning of the year.

                                OTHER INFORMATION

ITEM 1 THROUGH ITEM 5

The Company was not required to report on Items 1 through 5.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibit is included herein:
    (11) Statement re: computation of earnings per share

(b) Reports of Form 8-K -- There were no reports on Form 8-K filed during the thirteen weeks ended September 30, 1995

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   STERLING ELECTRONICS CORPORATION

DATE:  NOVEMBER 10, 1995                Mac McConnell
-------------------------          ---------------------------------
                                   Mac McConnell, Vice-President
                                   Chief Financial Officer