Form 10-Q
period 1995-12-30
STERLING ELECTRONICS CORP
filed 1996-02-13
CIK 94136

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended December 30, 1995          Commission File No.: 1-5522


                        STERLING ELECTRONICS CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 NEVADA                                  74-1261194
     -------------------------------      -------------------------------------
     (State or other jurisdiction of      (I.R.S. Employer Identification No.)
     incorporation or organization)

  4201 SOUTHWEST FREEWAY, HOUSTON, TEXAS                    77027
  --------------------------------------                  ----------
  (Address of principal executive office)                 (Zip Code)


         Registrant's area code and telephone number:  (713) 627-9800

     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes   X           No
                 --------          --------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period by this report.

           CLASS                     OUTSTANDING AT FEBRUARY 9, 1996
----------------------------         -------------------------------
Common Stock, $.50 par value                   6,839,172

                                      INDEX

                        STERLING ELECTRONICS CORPORATION

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Condensed consolidated statements of financial position
          December 30, 1995 and April 1, 1995

          Condensed consolidated statements of income - thirteen weeks and thirty-nine weeks ended December 30, 1995 and December 31, 1994

          Condensed consolidated statements of cash flows - thirty-nine weeks ended December 30, 1995 and December 31, 1994

          Notes to condensed consolidated financial statements - December 30,
          1995


Item 2.   Management's Discussion and Analysis of the Results of Operations

                            STERLING ELECTRONICS CORPORATION
              CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                           DECEMBER 30,           APRIL 1,
ASSETS                                         1995                1995
                                           ------------       ---------------
                                                              RESTATED-NOTE D
Current assets
   Cash                                    $  2,714,050         $ 3,110,397
   Receivables-net of reserve
     for doubtful accounts                   41,374,043          34,594,615
   Inventory                                 60,009,027          36,968,153
   Other current assets                         656,519             320,043
   Net assets of discontinued
    operations - Note D                               0           1,812,546
                                           ------------        ------------
     Total current assets                   104,753,639          76,805,754

Property & equipment-net of depreciation      6,434,337           5,055,234
Goodwill, net of amortization                 4,310,894           1,757,107
Other assets                                  3,750,506           2,729,925
                                           ------------        ------------

                                           $119,249,376         $86,348,020
                                           ------------        ------------
                                           ------------        ------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Trade accounts payable & accrued
    expenses                               $ 34,923,851        $ 29,540,584
   Current portion - long term obligations      294,397             303,233
                                           ------------        ------------

     Total current liabilities               35,218,248          29,843,817

Long-term obligations - net of amounts
   due within one year                       34,576,792          12,950,129
Postemployment benefits and other
   non-current liabilities                    4,104,174           4,057,205

Shareholders' Equity
   Common stock, $.50 par value               3,350,927           3,343,005
   Additional paid-in capital                16,901,601          16,410,284
   Retained earnings                         27,298,845          20,535,094
                                           ------------        ------------

                                             47,551,373          40,288,383
   Less treasury stock, at cost               2,201,211             791,514
                                           ------------        ------------

                                             45,350,162          39,496,869
                                           ------------        ------------

                                           $119,249,376         $86,348,020
                                           ------------        ------------
                                           ------------        ------------

                       STERLING ELECTRONICS CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME
          THIRTEEN WEEKS ENDED DECEMBER 30, 1995 AND DECEMBER 31, 1994

                                                             1995              1994
                                                          -----------     ---------------
                                                                          RESTATED-NOTE D
Net sales                                                 $79,347,305       $58,143,111

Cost of sales                                              62,296,312        45,092,760
Selling, administrative and
   other operating expenses                                12,367,684         9,694,638
                                                          -----------       -----------
                                                           74,663,996        54,787,398

Operating income from continuing operations                 4,683,309         3,355,713
Interest expense                                              504,371           337,820
                                                          -----------       -----------
Income from continuing operations before  income taxes      4,178,938         3,017,893

Income taxes                                                1,676,000         1,219,000
                                                          -----------       -----------
Income from continuing operations                         $ 2,502,938       $ 1,798,893

Discontinued operations - Note D
   Income (loss) from operations less
      applicable income taxes of $0
      and $6,000, respectively                                      0            11,698
    Loss on disposal                                                0                 0
                                                          -----------       -----------
Net income                                                 $2,502,938        $1,810,591
                                                          -----------       -----------
                                                          -----------       -----------

Income per common share and common share equivalents - Note E:

Primary
   Income from continuing operations                            $0.35             $0.26
   Income (loss) from discontinued operations                    0.00              0.00
                                                          -----------       -----------
                                                                 0.35              0.26
                                                          -----------       -----------
                                                          -----------       -----------

Fully diluted
   Income from continuing operations                            $0.35             $0.26
   Income (loss) from discontinued operations                    0.00              0.00
                                                          -----------       -----------
                                                                $0.35             $0.26
                                                          -----------       -----------
                                                          -----------       -----------

Number of common shares and common share equivalents used in computing per share amounts - Note E

   Primary                                                  7,102,698         6,978,080
   Fully diluted                                            7,102,698         6,978,649

                       STERLING ELECTRONICS CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
       THIRTY-NINE  WEEKS ENDED DECEMBER 30, 1995 AND DECEMBER 31, 1994

Caption
                                                             1995              1994
                                                          ------------     ---------------
                                                                           RESTATED-NOTE D
Net sales                                                 $230,152,806       $171,947,037

Cost of sales                                              180,775,591        133,175,856
Selling, administrative and
   other operating expenses                                 36,047,767         28,835,290
                                                          ------------       ------------
                                                           216,823,358        162,011,146

Operating Income from continuing operations                 13,329,448          9,935,891
Interest expense                                             1,147,323            929,899
                                                          ------------       ------------
Income from continuing operations before income taxes       12,182,125          9,005,992

Income taxes                                                 4,884,000       $  3,645,000
                                                          ------------       ------------
Income from continuing operations                            7,298,125          5,360,992

Discontinued operations - Note D
   Income (loss) from operations less
      applicable income taxes of  $378,000
      and $19,000, respectively                               (522,374)            36,745
   Loss on disposal                                            (12,000)                 0
                                                          ------------       ------------
Net income                                                $  6,763,751       $    5397737
                                                          ------------       ------------
                                                          ------------       ------------

Income per common share and common share equivalents - Note E:

Primary
   Income from continuing operations                      $       1.03       $       0.77
   Income (loss) from discontinued operations                    (0.08)              0.00
                                                          ------------       ------------
                                                          $       0.95       $       0.77
                                                          ------------       ------------
                                                          ------------       ------------
Fully diluted
   Income from continuing operations                      $       1.03       $       0.77
   Income (loss) from discontinued operations                    (0.08)              0.00
                                                          ------------       ------------
                                                          $       0.95       $       0.77
                                                          ------------       ------------
                                                          ------------       ------------
Number of common shares and common share
  equivalents used in computing per share
  amounts - Note E

   Primary                                                   7,098,108          6,976,114
   Fully diluted                                             7,116,048          6,978,358


                       STERLING ELECTRONICS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
       THIRTY-NINE WEEKS ENDED DECEMBER 30, 1995 AND DECEMBER 31, 1994


                                                                      1995               1994
                                                                   ---------       ---------------
                                                                                   RESTATED-NOTE D
OPERATING ACTIVITIES
  Net income                                                       $6,763,751        $5,397,734
     Adjustments needed to reconcile net income to
       net cash provided by operating activities:
         Depreciation and amortization                                909,971           715,585
         Provision for losses on accounts receivable                  995,515           622,104
                                                                  -----------       -----------
                                                                    8,669,237         6,735,423
     Changes in operating assets and liabilities
       (Increase) decrease in accounts receivable                  (5,129,003)          522,277
       (Increase) in inventories                                  (18,748,903)       (5,370,046)
       (Increase) decrease in other current assets                    692,399          (244,362)
       Increase decrease in accounts payable and
           accrued expenses                                         2,222,454        (2,175,789)
       Increase (decrease) in post employment benefits
           and other non-current liabilities                           12,911           (44,356)
                                                                  -----------       -----------
       Net cash used in operating activities                      (12,280,905)         (576,853)


INVESTING ACTIVITIES
     Purchases of property and equipment                           (2,039,210)       (1,450,072)
     Acquisition of DGW Electronics Corporation                    (5,807,745)                0
     (Increase) in other assets                                      (353,581)          (76,358)
                                                                  -----------       -----------
       Net cash used in investing activities                       (8,200,536)       (1,526,430)


FINANCING ACTIVITIES
     Proceeds from borrowings under revolving line of credit       65,894,476        28,050,552
     Repayments of borrowings under revolving line of credit      (44,054,553)      (25,050,552)
                                                                  -----------       -----------
       Net change in revolving line of credit                      21,839,923         3,000,000

     Principal payments on long-term debt, capital lease
       obligations and other                                         (222,096)         (217,538)
      Proceeds from excercise of stock options                        101,517            92,529
      Purchase of treasury stock                                   (1,634,250)         (315,644)
                                                                  -----------       -----------
       Net cash provided by financing activities                   20,085,094         2,559,347

Decrease in cash and cash equivalents                                (396,347)          456,064
Cash and cash equivalents at beginning of period                    3,110,397         2,859,647
                                                                  -----------       -----------
Cash and cash equivalents at end of period                         $2,714,050        $3,315,711
                                                                  -----------       -----------
                                                                  -----------       -----------

During fiscal 1996 and 1995 the Company issued $622,000 and $600,000, respectively, of common stock under the Company's Incentive Bonus Plan

                       STERLING ELECTRONICS CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 30, 1995



Note A - Accounting Policies

The accompanying unaudited condensed consolidated financial statements include the accounts of Sterling Electronics Corporation and its majority-owned subsidiaries after elimination of all significant intercompany accounts and transactions. In the opinion of the company, the unaudited condensed consolidated financial statements contain all the adjustments (consisting of only normal accruals) necessary to present fairly the financial position as of December 30, 1995 and the results of operations for the thirteen and thirty-nine weeks then ended. The results of operations for the thirteen and thirty-nine weeks ended December 30, 1995 are not necessarily indicative of the results to be expected for the full year.


Note B - Long-term Debt

Long-term debt as of December 30, 1995 and the amounts due within one year are as follows:

                            AMOUNTS DUE        LONG-TERM      MATURING IN
DESCRIPTION               WITHIN ONE YEAR       PORTION       FISCAL YEAR
---------------------------------------------------------------------------
Revolving credit line         $   -0-        $34,000,000          1998

Capitalized lease
  obligations                  119,882           171,968     1996-2000


Equipment loans                174,515           404,824     1999-2001
                               -------        ----------
                              $294,397       $34,576,792

Note C - Acquisition of Canadian Subsidiary

The Company completed the acquisition of DGW Electronics Corporation ("DWG") on August 22, 1995. DGW is a distributor of electronic parts with five locations in Canada. The operating results of DGW are included with those of the Company from the date of the acquisition forward. Sales of DGW from August 22, 1995 through December 30, 1995 were approximately $7.8 million.

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

Note E - Common Stock Dividend

On December 4, 1995, the Company announced a five percent common stock dividend. The new shares were distributed on February 1, 1996 to shareholders of record on January 11, 1996. All per share amounts have been retroactively adjusted for the five percent common stock dividend.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS

THIRTY-NINE WEEKS ENDED DECEMBER 30, 1995 COMPARED TO THIRTY-NINE WEEKS ENDED DECEMBER 31, 1994.

NET SALES - Consolidated net sales for the current thirty-nine week period were 34% ahead of sales for the thirty-nine week period a year ago. Sales increased 26% for passive/electromechanical components, 20% for connector products and 45% for semiconductor products, compared to the thirty-nine week period a year ago.

GROSS MARGIN - Sterling's consolidated gross margin for the thirty-nine weeks declined to 21.5% from 22.5% for the thirty-nine weeks a year ago stemming principally from competitive pressures in all product groups and semiconductor sales increasing more rapidly than sales of higher margin passive and connector products.

SELLING AND ADMINISTRATIVE COSTS - Consolidated operating expenses declined to 15.7% of sales compared to 16.8% of sales for the thirty-nine weeks a year ago. This improvement resulted from economies of scale from sales growth (fixed costs were spread over an increasing sales base) coupled with continuing cost controls.

OPERATING INCOME - As a result of gross margin dollars increasing more rapidly than operating expenses, operating income increased $3,394,000, a 34% improvement over the previous fiscal year.

INTEREST EXPENSE - The 23% increase in interest expense is the result of the $6.6 million increase from the comparable period in average indebtedness under the revolving credit line partially offset by the effect of slightly lower interest rates.

THIRTEEN WEEKS ENDED DECEMBER 30, 1995 COMPARED TO THIRTEEN WEEKS ENDED DECEMBER 31, 1994.

NET SALES - Consolidated net sales for the current thirteen week period were 36% ahead of sales for the thirteen week period a year ago. Sales increased 28% for passive/electromechanical components, 23% for connector products and 49% for semiconductor products, compared to the thirteen week period a year ago.

GROSS MARGIN - Sterling's consolidated gross margin for the thirteen weeks declined to 21.5% from 22.4% for the thirteen weeks a year ago stemming principally from competitive pressures in all product groups and semiconductor sales increasing more rapidly than sales of higher margin passive and connector products.

SELLING AND ADMINISTRATIVE COSTS - Consolidated operating expenses declined to 15.6% of sales compared to 16.7% of sales for the thirteen weeks a year ago. This improvement resulted from economies of scale from sales growth (fixed costs were spread over an increasing sales base) coupled with continuing cost controls.

OPERATING INCOME - As a result of gross margin dollars increasing more rapidly than operating expenses, operating income increased $1,328,000, a 40% improvement over the previous fiscal year.

INTEREST EXPENSE - The 49% increase in interest expense is the result of the $13.9 million increase from the comparable period in average indebtedness under the revolving credit line partially offset by the effect of slightly lower interest rates.

LIQUIDITY AND CAPITAL RESOURCES

Since the beginning of the current fiscal year, Sterling has invested $23.9 million in receivables and inventory to support higher sales volume. In connection with this increased investment, the Company increased its borrowings under the bank line by $21.8 million. A secondary use of funds was the $5.8 million used to acquire DGW Electronics Corporation in Canada. Another use of funds has been capital expenditures of $2.1 million, principally for new computer hardware and software. The expenditures in excess of the $21.8 million increase in borrowings under the bank line were financed by cash flow from operations.

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

Working capital was $69.5 million at December 30, 1995 compared to $47.0 million at April 1, 1995. The current ratio was 3.0 compared to 2.6 at the beginning of the year. Working capital continues to increase, reflected principally in higher receivables and inventory required to support higher sales, partially offset by increased accounts payable and accrued expenses.

The ratio of long-term debt to total capital was 43% at December 30, 1995 compared to 25% at the beginning of the year.

                                OTHER INFORMATION


ITEM 1 THROUGH ITEM 5

The Company was not required to report on Items 1 through 5.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibit is included herein:
    (11) Statement re: computation of earnings per share

(b) Reports of Form 8-K -- There were no reports on Form 8-K filed during the thirteen weeks ended December 30, 1995



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   STERLING ELECTRONICS CORPORATION



DATE: February 12, 1996                      MAC MCCONNELL
-----------------------            ---------------------------------
                                   Mac McConnell, Vice-President
                                   Chief Financial Officer