Form 10-K
period 1996-03-30
STERLING ELECTRONICS CORP
filed 1996-06-28
CIK 94136

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 30, 1996           Commission file number 1-5522

                      STERLING ELECTRONICS CORPORATION
            ----------------------------------------------------
           (Exact Name of Registrant as Specified in its Charter)

    NEVADA                                                    74-1261194
- --------------------------------------------------------------------------------
(State or Other Jurisdiction of               (IRS Employer Identification No.)
Incorporation or Organization)

4201 Southwest Freeway, Houston, TX                            77027
- --------------------------------------------------------------------------------
(Address of Principal Executive Offices)                     (Zip Code)

    Registrant's Telephone Number, including Area Code:    (713) 627-9800

Securities registered pursuant to Section 12(g) of the Act:

    Title of Each Class               Name of each Exchange on Which Registered
- --------------------------------------------------------------------------------
   Common Stock--Par Value $.50                New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No ____.

    Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulations S-K (Par. 229.405) is not contained herein , and will not be contained , to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K
or any amendment to this Form 10-K.   ( )

    Aggregate market value of voting stock held by nonaffiliates as of June 1, 1996 was $99,207,945.

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period of this report:

           6,933,004 Common Shares Outstanding as of June 1, 1996
           ------------------------------------------------------

    List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement, and
(3) Any prospectus filed pursuant to Rule 424(b) or 6 under the Securities Act of 1933.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of the Company's 1996 annual shareholders' report are incorporated by reference into Parts I and II.

         Portions of the proxy statement for the annual shareholders' meeting to be held August 27, 1996 are incorporated by reference into Part III.

- --------------------------------------------------------------------------------
                                    PART I.
- --------------------------------------------------------------------------------


ITEM 1.  BUSINESS

         Sterling Electronics Corporation was incorporated under the laws of the State of Nevada on July 6, 1967. It succeeded to the business of Sterling Electronics, Inc., a Texas corporation, by merger in October 1967. The term "Company" as used herein refers to Sterling Electronics Corporation and, unless the text indicates otherwise, its subsidiaries and its predecessors.

         Sterling Electronics Corporation has been engaged in the distribution of electronic parts since inception. In April 1988, when the Company was operating from thirteen geographic locations, Sterling began an expansion program to place its distribution operations in additional geographic markets. These expansion moves bring Sterling's distribution network, as of June 1996, to 33 locations covering over 75% of the United States' geographic markets for electronic components.

         Customers are principally manufacturers of capital goods containing electronic circuitry such as electronic measurement devices, personal computers, computer workstations, computer peripherals, process control systems, medical monitoring equipment and telecommunications devices. Products purchased by these manufacturers are part of their raw material requirements and quantities purchased are usually less than the order minimums established for direct sales by manufacturers of such components. Total sales to governmental units in the last fiscal year were less than 1% of sales. Distribution business is solicited by a force of field sales and telephone sales personnel. On March 30, 1996, the total backlog of confirmed, unshipped orders was $95,842,000 compared with $66,034,000 at April 1, 1995. Backlog is generated by scheduled orders as well as merchandise ordered for shipment to customers immediately upon receipt from the Company's suppliers.

         Operations are conducted from three regional service centers/warehouses and 33 sales offices in office- warehouse type buildings generally located in industrial park sites. Each sales location has an array of product franchises granted by approximately 40 total suppliers. Most franchises are common to several or all sales branches. Each service center supplies products to customers in all geographic areas the Company covers. Sales locations are in Boston, Massachusetts; Parsippany and Mt. Laurel, New Jersey; Richmond, Virginia; Houston, Austin and Dallas, Texas; Albuquerque, New Mexico; Phoenix, Arizona; Wallingford, Connecticut; Tulsa, Oklahoma; Denver, Colorado; Kansas City, Kansas; Minneapolis, Minnesota; Irvine, Westlake Village, San Diego and San Jose, California; Salt Lake City, Utah; Columbia, Maryland; Chicago, Illinois; Cleveland, Ohio; Raleigh, North Carolina; Atlanta, Georgia; Portland, Oregon; Orlando, Florida; Calgary, Alberta; Vancouver, British Columbia; Ottawa and Toronto, Ontario; Montreal, Quebec; Seattle, Washington and Huntsville, Alabama.

         All locations are connected by a data communications network to a computerized on-line, real-time order entry, inventory management system developed in-house several years ago. The host computer is in Houston, Texas. The system allows Sterling to provide rapid customer service to all geographic locations from central inventories concentrated in three service centers.

         Products consisting of approximately 80,000 items include connectors, integrated circuits, microprocessors, power supplies, resistors, capacitors, relays, switches, and liquid crystal displays. Products are purchased from approximately 40 vendors and distributed to approximately 14,000 customers; no single customer's volume accounted for as much as 3% of the sales of the Company during the last fiscal year. Sterling assembles connectors to customers' specifications and fabricates custom flat and round cable assemblies. Dallas, the largest of the assembly centers, provides design support and fast turnaround of customer requirements for both connectors and cable assemblies. In addition, other products requiring added value are produced at the Dallas assembly center.

         A substantial portion of the products sold are purchased pursuant to distributor-manufacturer franchise agreements; the agreements are largely nonexclusive, provide for a specified amount of inventory to be carried and may be canceled by either party on short notice. They provide, in most instances, for return of the manufacturers' inventory in the event of cancellation. In the opinion of the Company, cancellation of any particular agreement would not have a material adverse effect upon its business.

         The ten largest suppliers providing merchandise to the Company are AMP Special Products, Dallas Semiconductor, Hitachi America Ltd., Kemet Electronics Corporation, Molex Connector Co., Murata Erie North America, NEC Electronics, Inc., Seiko Instruments, Sharp Electronics Corporation and Toshiba America, Inc. During fiscal 1996,

Toshiba America, Inc. supplied approximately 15% and Hitachi America Ltd. supplied approximately 10% of the products sold. No other single manufacturer supplied more than 10% of the products sold.

         In the business of distributing electronic components, the Company competes with many concerns in each market area, including its own suppliers in certain quantities. A number of them are significantly larger and possess greater financial resources than the Company. The Company's sales volume places it among the fifteen largest industrial electronic parts distributing firms in the United States.


EMPLOYEES


         At March 30, 1996, the Company and its subsidiaries employed 655 persons. None are employed subject to a collective bargaining agreement. In the opinion of the Company, it enjoys a good relationship with its employees. The Company provides its full time employees with group health, dental, life insurance and disability income benefits.


BACKLOG


         At March 30, 1996, the Company's total backlog of confirmed, unfilled orders was approximately $95,842,000. The Company expects almost all of this backlog to be shipped before the end of fiscal 1997. Backlog for the same operations at April 1, 1995 was $66,034,000. The backlog at year end is not necessarily indicative of sales for any specific subsequent period.


COMPETITION


         In each of the fields of business engaged in by the Company, it is subject to intense competition from many firms of varying size and resources, including many which are larger and financially stronger than the Company.


INDUSTRY SEGMENT DATA


         Industry segment data included on page 26 in the Company's 1996 annual shareholders' report is incorporated herein by reference.


ITEM 2.  PROPERTIES


         At March 30, 1996, the Company utilized facilities containing a total of approximately 307,000 square feet of floor space which are well maintained and satisfactory for the purpose used. All properties are leased for varying terms. Pertinent details with respect to the properties considered by the Company to be its principal operating facilities are as follows:

                 LOCATION                         Square     Lease Expires
                                                   Feet       Fiscal Year
- --------------------------------------------------------------------------------
         Houston, Texas - Corporate Offices       63,540         2002
         Dallas, Texas                            45,507         2000
         Phoenix, Arizona                         23,000         2000
         Woburn, Massachusetts                    18,400         1998
         Minneapolis, Minnesota                   14,844         2004
         San Jose, California                     11,502         1998


ITEM 3.  LEGAL PROCEEDINGS


         There are no significant active legal proceedings against the Company or any of its subsidiaries.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

- --------------------------------------------------------------------------------
                                  PART II.
- --------------------------------------------------------------------------------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


         The Company had approximately 1,887, 2,259 and 2,366 shareholders of record at March 30, 1996, April 1, 1995 and April 2, 1994, respectively. Pages 16 and 18 of the Company's 1996 annual shareholders' report are incorporated herein by reference.



ITEM 6.  SELECTED FINANCIAL DATA


         Selected Financial Data included on page 12 of the Company's 1996 annual shareholders' report is incorporated herein by reference.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Management's Discussion and Analysis of the Financial Condition and Results of Operations included on pages 13 through 15 of the Company's 1996 annual shareholders' report is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


         The consolidated financial statements of the registrant and its subsidiaries, included on pages 16 through 27 of the Company's 1996 annual shareholders' report are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


         None


- --------------------------------------------------------------------------------
                                   PART III.
- --------------------------------------------------------------------------------


ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT


         The information set forth under the heading "Security Ownership of Certain Beneficial Owners and Management", "Election of Directors" and "Executive Officers" in the Company's annual proxy statement dated July 15, 1996 is incorporated herein by reference.



ITEM 11. EXECUTIVE COMPENSATION


         The information set forth under the heading "Directors Compensation" and "Executive Compensation and Other Matters" in the Company's annual proxy statement dated July 15, 1996 is incorporated herein by reference.



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


         The information set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" and "Election of Directors" in the Company's annual proxy statement dated July 15, 1996 is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


         None

- --------------------------------------------------------------------------------
                                    PART IV.
- --------------------------------------------------------------------------------


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


A. 1. FINANCIAL STATEMENTS AND OTHER FINANCIAL DATA (incorporated by reference to the pages shown below of the Sterling Electronics Corporation 1996 annual report to shareholders):

                                                                                                   Page No.
                                                                                                   --------
         Consolidated statements of financial position -March 30, 1996 and April 1, 1995                 17

         Consolidated statements of operations - Fiscal years ended March 30, 1996,
                 April 1, 1995 and April 2, 1994                                                         18

         Consolidated statements of shareholders' equity-March 30, 1996,
                 April 1, 1995 and April  2, 1994                                                        19

         Consolidated statements of cash flows - Fiscal years ended March 30, 1996,
                 April 1, 1995 and April  2, 1994                                                        20

         Notes to consolidated financial statements                                                   21-26

         Report of Independent Auditors                                                                  27

     With the exception of the financial statements and other financial data listed above or incorporated under items 1, 5, 6, 7 and 8 of this form 10-K, the Sterling Electronics Corporation 1996 annual report to shareholders is not deemed filed as part of this report. The financial statement Schedule II listed below should be read in conjunction with the financial statements listed above.

     2.  FINANCIAL STATEMENT SCHEDULE :

     Schedule II - Valuation and Qualifying Accounts - fiscal years ended March 30, 1996, April 1, 1995 and April 2, 1994

     All other schedules have been omitted because the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements including the notes thereto.

     3.  EXHIBITS:

          3.1* --    Articles of Incorporation of Sterling Electronics
                     Corporation, incorporated by reference to Exhibit 3.1 on Form S-1, Registration No. 33-28665.

          3.2* -- Amended Bylaws of Sterling Electronics Corporation, incorporated by reference to Exhibit 3.2 on Form S-1, Registration No. 33-28665.

         10.1* --    1967 Stock Option Plan of Sterling Electronics Corporation
                     incorporated by reference on Form S-8, Registration No.
                     33-48097.  (1)

         10.2* --    1968 Stock Option Plan of Sterling Electronics Corporation
                     incorporated by reference on Form S-8, Registration No.
                     33-48097.  (1)

         10.3* --    Incentive Bonus Plan of Sterling Electronics Corporation
                     incorporated by reference on Form S-8, Registration No.
                     33-48097.  (1)

         10.4* --    Sterling Electronics Corporation 1992 Incentive Stock
                     Option Plan, incorporated by reference on Form S-8,
                     Registration No. 33-81140.  (1)

         10.5*   --   Sterling Electronics Corporation 1993 Directors'
                      Non-Qualified Stock Option Plan, incorporated by
                      reference on Form S-8, Registration No. 33-81140.  (1)

         10.6*   --   Sterling Electronics Corporation Non-Qualified Stock
                      Option Grant dated August 2, 1993, incorporated by
                      reference on Form S-8, Registration No. 33-81140.  (1)

         10.7*   --   Sterling Electronics Corporation Non-Qualified Stock
                      Option Grant dated February 16, 1994, incorporated by
                      reference on Form S-8, Registration No. 33-81140.  (1)

         10.8*   --   Incentive Bonus Plan of Sterling Electronics Corporation,
                      incorporated by reference on Form S-8, Registration No.
                      33-81138.  (1)

         10.9*   --   Sterling Electronics Corporation 1994 Stock Option Plan,
                      incorporated by reference on Form S-8, Registration
                      No. 33-60777.  (1)

         10.10   --   Employment Agreement dated September 18, 1995 between
                      Ronald S. Spolane and Sterling Electronics Corporation.
                      (1)

         10.11   --   Employment Agreement dated September 18, 1995 between
                      David S. Spolane and Sterling Electronics Corporation.
                      (1)

         10.12   --   Sterling Electronics Corporation Broad Base Severance
                      Plan dated November 14, 1995.  (1)

         10.13   --   Sterling Electronics Corporation Upper Management
                      Severance Plan dated November 14, 1995.  (1)

         10.14   --   Bank Agreement dated February 16, 1996 between Sterling
                      Electronics Corporation and NationsBank of Texas, N.A.

         11      --   Statement Re: Computation of Per Share Earnings.

         13      --   Pages 12 through 27 of the Sterling Electronics
                      Corporation 1996 annual report to shareholders.

         21.1    --   Subsidiaries of the registrant.

         23.1    --   Consent of Ernst & Young LLP.

         27      --   Financial Data Schedule.


___________________________________________________
*        Incorporated by reference.
(1)      Management contract or compensatory plan or agreement.


B.       REPORTS ON FORM 8-K:

         None.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                       STERLING ELECTRONICS CORPORATION

                    ALLOWANCE FOR DOUBTFUL TRADE ACCOUNTS
                      FISCAL YEARS ENDED MARCH 30, 1996,
                       APRIL 1, 1995 AND APRIL 2, 1994


===============================================================================================
COLUMN A                  COLUMN B             COLUMN C              COLUMN D          COLUMN E
===============================================================================================

                                               ADDITIONS            DEDUCTIONS
                                               ---------            ----------

                            BALANCE              CHARGED           UNCOLLECTABLE       BALANCE
DESCRIPTION               AT BEGINNING          TO COSTS             ACCOUNTS          AT END
                           OF PERIOD           & EXPENSES           WRITTEN OFF       OF PERIOD
- -----------------------------------------------------------------------------------------------
For the period ended
March 30, 1996            $    653,669         $  614,240          $     359,606      $ 908,303

For the period ended
April 1, 1995             $    691,901         $  527,770          $     566,002      $ 653,669

For the period ended
April 2, 1994             $    517,233         $  856,036          $     681,368      $ 691,901


Note:     Balances exclude those of discontinued operations.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                        STERLING ELECTRONICS CORPORATION


Date:    June 27, 1996             By:  /s/   R. S. Spolane
                                        ---------------------------------------
                                        R. S. Spolane, Chairman, President
                                        and Chief Executive Officer


                                        /s/   Mac McConnell
                                        ---------------------------------------
                                        Mac McConnell, Vice President and Chief
                                        Financial Officer


                                        MAJORITY OF THE BOARD OF DIRECTORS

                                        /s/   Jay H. Golding
                                        ---------------------------------------
                                        Jay H. Golding


                                        /s/   S. M. Lambert
                                        ---------------------------------------
                                        S. M. Lambert


                                        /s/   H. G. Maltz
                                        ---------------------------------------
                                        H. G. Maltz


                                        /s/   D. A. Spolane
                                        ---------------------------------------
                                        D. A. Spolane


                                        /s/   R. S. Spolane
                                        ---------------------------------------
                                        R. S. Spolane


                                        /s/   D. R. Toomim
                                        ---------------------------------------
                                        D. R. Toomim

                                 EXHIBIT INDEX


                                                                  SEQUENTIALLY
EXHIBIT NO.                      ITEM                            NUMBERED PAGES
- -----------                      ----                            --------------
10.10 Employment Agreement dated September 18, 1995 between Ronald S. Spolane and Sterling Electronics
               Corporation.

10.11 Employment Agreement dated September 18, 1995 between David S. Spolane and Sterling Electronics
               Corporation.

10.12          Sterling Electronics Corporation Broad Base
               Severance Plan dated November 14, 1995.

10.13          Sterling Electronics Corporation Upper
               Management Severance Plan dated November 14, 1995.

10.14          Bank Agreement dated February 16, 1996
               between Sterling Electronics Corporation and Nations Bank of Texas, N.A.

11             Statement Re: Computation of Per Share Earnings.

13             Pages 12 through 27 of the Sterling Electronics
               Corporation 1996 annual report to shareholders.

21.1           Subsidiaries of the registrant.

23.1           Consent of Ernst & Young LLP.

27             Financial Data Schedule.