Form 10-Q
period 1996-06-29
STERLING ELECTRONICS CORP
filed 1996-08-09
CIK 94136

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                    FORM 10Q


                 QUARTERLY REORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 29, 1996                 Commission File No.: 1-5522

                        STERLING ELECTRONICS CORPORATION
             (Exact name of registrant as specified in its charter)


           NEVADA                                                    74-1261194
- --------------------------------------------------------------------------------
(State or other jurisdiction of                  IRS Employer Identification No.
incorporation or organization


4201 SOUTHWEST FREEWAY, HOUSTON, TEXAS                                     77027
- --------------------------------------------------------------------------------
(Address of principal executive office)                               (Zip Code)

        Registrant's area code and telephone number:   (713) 627-9800

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes   X                     No
                           -------                    -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period by this report.


            Class                                   Outstanding at July 22, 1996
- ----------------------------                        ----------------------------
Common Stock, $.50 par value                                   6,835,591

                                     INDEX

                        STERLING ELECTRONICS CORPORATION


PART I.  FINANCIAL INFORMATION

Item 1.          Financial Statements (Unaudited)

                 Condensed consolidated statements of financial position June 29, 1996 and March 30, 1996

                 Condensed consolidated statements of income - thirteen weeks ended June 29, 1996 and July 1, 1995

                 Condensed consolidated statements of cash flows - thirteen weeks ended June 29, 1996 and July 1, 1995

                 Notes to condensed consolidated financial statements - June 29, 1996


Item 2.          Management's Discussion and Analysis of the Results of
                 Operations

                       STERLING ELECTRONICS CORPORATION
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                        June 30,                    March 30,
                                                                          1996                        1996
                                                                   ------------------           -----------------
ASSETS

Current Assets
          Cash                                                     $        4,677,968           $       4,376,818
          Receivables-net of reserve
                  for doubtful accounts                                    42,018,187                  50,083,042
          Inventory                                                        53,836,467                  56,759,383
          Other current assets                                                826,270                     645,569
                                                                   ------------------           -----------------
                                                                          101,358,892                 111,864,812
Property and equipment - net of
          depreciation                                                      7,285,214                   6,908,833
Goodwill, net of amortization                                               4,111,048                   4,141,322
Other assets                                                                4,425,824                   3,923,233
                                                                   ------------------           -----------------
                                                                   $      117,180,978           $     126,838,200



LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
          Trade accounts payable and
                  accrued expenses                                 $       36,245,928           $      39,378,115
          Current portion - long term
                  obligations                                                 277,600                     290,498
          Income taxes                                                      1,906,117                     805,020
                                                                   ------------------           -----------------
                                                                           38,429,645                  40,473,633

Long-term obligations - net of
          amounts due within one year                                      23,455,263                  33,719,186
Postemployment benefits and other
          non-current liabilities                                           4,232,400                   4,192,029

Shareholders' Equity
          Foreign currency translation adjustment                                (125)                       (125)
          Common stock, $.50 par value                                      3,519,784                   3,517,211
          Additional paid-in capital                                       22,298,270                  22,053,742
          Retained earnings                                                27,374,575                  24,983,760
                                                                   ------------------           -----------------
                                                                           53,192,504                  50,554,588
                                                                   ------------------           -----------------
          Less treasury stock, at cost                                      2,128,834                   2,101,236
                                                                   ------------------           -----------------
                                                                           51,063,670                  48,453,352
                                                                   ------------------           -----------------
                                                                   $      117,180,978           $     126,838,200
                                                                   ==================           =================

                       STERLING ELECTRONICS CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
              THIRTEEN WEEKS ENDED JUNE 29, 1996 AND JULY 1, 1995


                                                                                  1996                     1995
                                                                             --------------           ----------------
Net sales                                                                    $   82,122,830           $     70,422,501

Cost of sales                                                                    63,965,326                 55,301,313
Selling, administrative and
     other operating expenses                                                    13,640,695                 11,076,158
                                                                             --------------           ----------------
                                                                                 77,606,021                 66,377,471

Income from operations                                                            4,516,809                  4,045,030
Interest expense                                                                    517,993                    263,068
                                                                             --------------           ----------------

Income before income taxes                                                        3,998,816                  3,781,962

Income taxes                                                                      1,608,000                  1,509,000
                                                                             --------------           ----------------

                                                                                  2,390,816                  2,272,962

Income from discontinued operations                                                     -                       24,159
                                                                             --------------           ----------------
                                                                             $    2,390,816           $      2,297,121
                                                                             ==============           ================

Income per common share and common share equivalents:

Primary
     Income from continuing operations                                       $         0.34           $           0.32
     Income from discontinued operations                                                -                          -
                                                                             --------------           ----------------
                                                                             $         0.34           $           0.32
                                                                             ==============           ================

Fully diluted
     Income from continuing operations                                       $         0.34           $           0.32
     Income from discontinued operations                                                -                          -
                                                                             --------------           ----------------
                                                                             $         0.34           $           0.32
                                                                             ==============           ================

Number of common shares and common share equivalents used in computing per share amounts

     Primary                                                                      7,048,088                  7,042,976
     Fully diluted                                                                7,048,088                  7,088,443

                        STERLING ELECTRONICS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              THIRTEEN WEEKS ENDED JUNE 29, 1996 AND JULY 1, 1995




                                                                                    1996                        1995
                                                                               --------------             --------------
OPERATING ACTIVITIES
     Net income                                                                $    2,390,815             $    2,297,122
     Adjustments needed to reconcile net income
           to net cash provided by operating acitivities:
               Depreciation and amortization                                          439,102                    281,948
               Provision for losses on accounts receivable                            331,477                    234,019
                                                                               --------------             --------------
                                                                                    3,161,394                  2,813,089
     Changes in operating assets and liabilities
          (Increase) decrease in accounts receivable                                7,733,378                 (3,337,330)
          (Increase) decrease in inventories                                        2,922,916                 (8,378,733)
          Decrease in prepaid and other current assets                               (899,651)                  (258,874)
          Increase (decrease) in accounts payable and accrued
               expenses                                                            (1,090,575)                 4,319,559
          Increase in postemployment benefits and other
               non-current liabilities                                                 40,371                     50,699
                                                                               --------------             --------------
                   Net cash (used) provided by operating activities                11,867,833                 (4,791,590)
INVESTING ACTIVITIES
     Purchase of property and equipment                                              (776,008)                  (459,809)
     Increase (decrease) in other assets                                              207,158                    (52,653)
                                                                               --------------             --------------
                   Net cash (used) provided in investing activities                  (568,850)                  (512,462)

FINANCING ACTIVITIES
     Proceeds from borrowings under revolver                                        4,836,313                 21,526,562
     Repayments of borrowings under revolver                                      (30,030,166)               (17,462,805)
                                                                               --------------             --------------
     Net increase (decrease) in revolving line of credit                          (25,193,853)                 4,063,757
     Proceeds from long term borrowings                                            15,000,000                         -
     Principal payments on other long term debt                                       (82,968)                   (87,612)
     Issuance of common stock under option plans                                      169,904                     67,500
     Purchases of treasury stock                                                     (890,916)                        -
                                                                               --------------             --------------
                   Net cash provided (used) by financing activities               (10,997,833)                 4,043,645
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      301,150                 (1,260,407)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                      4,376,818                  3,110,397
                                                                               --------------             --------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                       $    4,677,968             $    1,849,990
                                                                               ==============             ==============

                        STERLING ELECTRONICS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 29, 1996


The accompanying unaudited condensed consolidated financial statements include the accounts of Sterling Electronics Corporation (the "Company") and its majority-owned subsidiaries after elimination of all significant intercompany accounts and transactions. In the opinion of the Company, the unaudited condensed consolidated financial statements contain all the adjustments (consisting of only normal accruals) necessary to present fairly the financial position as of June 29, 1996 and the results of operations for the thirteen weeks then ended. The results of operations for the thirteen weeks ended June 29, 1996 are not necessarily indicative of the results to be expected for the full year.

Long-term debt as of June 29, 1996 and the amounts due within one year are as follows:


                             AMOUNTS DUE          LONG TERM        MATURING IN
DESCRIPTION                WITHIN ONE YEAR         PORTION         FISCAL YEAR
- -------------------------------------------------------------------------------
Revolving credit line         $      0           $ 8,000,000           1999

Senior note                          0            15,000,000           2007

Capitalized lease obligations  102,038               133,912        1996-2000

Equipment loans                175,562               321,351        1999-2001
                              --------           -----------
                              $277,600           $23,455,263


On April 15, 1996 the Company borrowed $15 million from an insurance company under a ten year agreement with a fixed interest rate of 6.45%. The loan agreement requires semiannual interest payments with seven equal annual principal payments of $2,143,000 commencing on April 15, 2000. Proceeds from this loan were used to reduce amounts borrowed under the revolving credit line.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS


Thirteen Weeks Ended June 29, 1996 Compared to Thirteen Weeks Ended July 1, 1995

Net Sales - Consolidated net sales for the current thirteen week period were 17% ahead of sales for thirteen week period a year ago. This increase is the result of increases in semi-conductor revenues (up 11% ), connector revenues (up 28%) and passive/electro-mechanical revenues (up 18%).

Gross Margin - Sterling's consolidated gross margin for the thirteen weeks improved to 22.1% from 21.5% for the thirteen weeks a year ago stemming principally from improved gross margins on semiconductor sales and sales of higher margin passive and connector products increasing more rapidly than semiconductor sales.

Selling and Administrative Costs - Consolidated operating expenses increased to 16.6% of sales compared to 15.7% of sales for the thirteen weeks a year ago. The majority of the dollar increase is due to increased sales personnel and sales support related costs - commissions, salaries, travel and fringe benefits, including the costs associated with the recently established team of field application engineers. Additionally, the Company operated six more sales locations (Portland, Calgary, Vancouver, Ottawa, Toronto and Montreal) during the current thirteen week period compared to a year ago. Various other operating expenses including management information systems, telephone and warehouse expenses also increased.

Interest Expense - The 97% increase in interest expense is the result of the $15 million increase from the comparable period in average indebtedness plus the effect of the 6.45% interest rate on the $15 million senior note entered into on April 15, 1996 being higher than the rates on borrowings during the comparable period.

Liquidity and Capital Resources - Since the beginning of the current fiscal year, Sterling has reduced receivables and inventory by approximately $10.7 million. In connection with this reduced investment, the Company reduced its borrowings by approximately $10.3 million. A use of funds has been capital expenditures of approximately $800,000, principally for new computer hardware and software. These expenditures were financed by cash flow from operations.

On April 15, 1996 the Company borrowed $15 million at a fixed interest rate of 6.45% from an insurance company under a ten year agreement with a seven year average maturity. Proceeds from this loan were used to reduce amounts borrowed under the bank credit line.

Working capital was $62.9 million at June 29, 1996 compared to $71.4 million at March 30, 1996. The current ratio was 2.6 compared to 2.8 at the beginning of the year. Working capital declined as a result of reduced inventory and receivables required to support a lower sales backlog, partially offset by decreased accounts payable and accrued expenses. Even though inventories have decreased, average annualized inventory turnover for the current period was 4.6, down from 5.4 for fiscal 1996.

The ratio of long-term debt to total capitalization was 31% at June 29, 1996 compared to 41% at the beginning of the year. At June 29, 1996 the Company had $32 million in available credit under the $40 million bank credit line which matures on February 16, 1999. Management believes that internal generation of cash flow (net income plus non-cash items such as depreciation and amortization), available equipment financing, funds available under the bank credit line, plus possible increases in the bank credit line will be sufficient to meet liquidity needs over the next two fiscal years.

On June 5, 1996, the Company agreed to lease a 181,000 square foot warehouse to be constructed adjacent to the Dallas/Fort Worth International Airport. The lease term is ten years with monthly rental payments of approximately $82,000, plus the Company is responsible for all property taxes, insurance and maintenance. The Company intends to purchase and/or lease $4 million to $6 million of material handling equipment, computer equipment and material management software for this warehouse and distribution center. The Company intends to consolidate the distribution operations of its three existing regional distribution centers into this new state-of-the-art facility during the fourth quarter of fiscal 1997 and the first quarter of fiscal 1998. Management believes that the capital resources described above should be adequate to fund the cost of this consolidation and the operation of the new distribution center.

                               OTHER INFORMATION



Item 1 through Item 5

The Company was not required to report on Items 1 through 5.



Item 6 - Exhibits and Reports on Form 8-K

(a)  The following exhibit is included herein
         (11)  Statement re:  computation of earnings per share

(b)  Reports of Form 8-K  -
         There were no reports on Form 8-K filed during the thirteen weeks ended June 29, 1996





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                STERLING ELECTRONICS CORPORATION


                                                   /s/  Mac McConnell
                                                --------------------------------
                                                   Mac McConnell, Vice-President
                                                   Chief Financial Officer

                                 EXHIBIT INDEX

(11)     Statement re:  computation of earnings per share

(27)     Financial Data Schedule