Form 10-Q
period 1996-12-28
STERLING ELECTRONICS CORP
filed 1997-02-11
CIK 94136

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

       For the quarter ended December 28, 1996 Commission File No.: 1-5522

                        STERLING ELECTRONICS CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           NEVADA                                         74-1261194
-------------------------------              -------------------------------
(Sate or other jurisdiction of               IRS Employer Identification No.
incorporation or organization


                  4201 Southwest Freeway, Houston, Texas 77027
               --------------------------------------------------
               (Address of principal executive office) (Zip Code)

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

                                 Yes    X    No
                                     ------      ------


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period by this report.

           Class                              Outstanding at February 5, 1997
----------------------------                  -------------------------------
Common Stock, $.50 par value                            7,044.872

                                      INDEX
                        STERLING ELECTRONICS CORPORATION



PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Condensed consolidated statements of financial position December 28, 1996 and March 30, 1996

          Condensed consolidated statements of income - thirteen and thirty-nine weeks ended December 28, 1996 and December 30, 1995

          Condensed consolidated statements of cash flows - thirty-nine weeks ended December 28, 1996 and December 30, 1995

          Notes to condensed  consolidated financial statements - December 28,
          1996

Item 2.   Management's Discussion and Analysis of the Results of Operations

                        STERLING ELECTRONICS CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                             December 28,        March 30,
                                                1996              1996
                                         -----------------   ---------------

ASSETS

Current Assets
     Cash                                $      1,707,038    $    4,376,818
     Receivables-net of reserve
         for doubtful accounts                 46,824,817        50,083,042
     Inventory                                 66,314,540        56,759,383
     Other current assets                         817,364           645,569
                                         -----------------   ---------------
                                              115,663,759       111,864,812
Property and equipment - net of
     depreciation                               9,596,761         6,908,833
Goodwill, net of amortization                   9,213,968         4,141,322
Other assets                                    4,363,497         3,923,233
                                         -----------------   ---------------
                                            $ 138,837,985     $ 126,838,200
                                         =================   ===============


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
     Trade accounts payable and
         accrued expenses                   $  38,400,347     $  39,378,115
     Current portion - long term
         obligations                              251,806           290,498
     Income taxes                                 854,201           805,020
                                         -----------------   ---------------
                                               39,506,354        40,473,633

Long-term obligations - net of
     amounts due within one year               41,343,009        33,719,186
Postemployment benefits and other
     non-current liabilities                    4,358,491         4,192,029

Shareholders' Equity
     Foreign currency translation adjustment         (125)             (125)
     Common stock, $.50 par value               3,695,508         3,517,211
     Additional paid-in capital                26,817,489        22,053,742
     Retained earnings                         27,336,304        24,983,760
                                         -----------------   ---------------
                                               57,849,176        50,554,588
     Less treasury stock, at cost               4,219,045         2,101,236
                                         -----------------   ---------------
                                               53,630,131        48,453,352
                                         -----------------   ---------------
                                            $ 138,837,985     $ 126,838,200
                                         =================   ===============

                        STERLING ELECTRONICS CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
          THIRTEEN WEEKS ENDED DECEMBER 28, 1996 AND DECEMBER 30, 1995


                                           1996                      1995
                                    -------------------       ------------------


Net sales                           $      82,180,913         $      79,347,305

Cost of sales                              64,206,044                62,296,312
                                    -------------------       ------------------

                                           17,974,869                17,050,993
Selling, administrative and
       other operating expenses            13,800,581                12,367,684
                                    -------------------       ------------------

Income from operations                      4,174,288                 4,683,309
Interest expense                              485,491                   504,371
                                    -------------------       ------------------

Income before income taxes                  3,688,797                 4,178,938
Income taxes                                1,457,000                 1,676,000
                                    -------------------       ------------------

                                     $      2,231,797       $         2,502,938
                                    ===================       ==================


Income per common share and
  common share equivalents:

Primary                              $           0.31       $             0.31
                                    ===================       ==================

Fully diluted                        $           0.31       $             0.31
                                    ===================       ==================

Number of common shares and
  common share equivalents used in
  computing per share amounts

       Primary                             7,191,593                 7,457,833
       Fully diluted                       7,199,798                 7,457,833

                        STERLING ELECTRONICS CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
         THIRTY-NINE WEEKS ENDED DECEMBER 28, 1996 AND DECEMBER 30, 1995


                                                  1996                1995
                                             --------------       --------------


Net sales                                    $ 241,580,695        $ 230,152,806

Cost of sales                                  187,862,921          180,775,591
                                             --------------       --------------

                                                53,717,774           49,377,215
Selling, administrative and
     other operating expenses                   40,759,320           36,047,767
                                             --------------       --------------

Income from operations                          12,958,454           13,329,448

Interest expense                                 1,403,521            1,147,323
                                             --------------       --------------

Income before income taxes                      11,554,933           12,182,125

Income taxes                                     4,592,000            4,884,000
                                             --------------       --------------

                                                 6,962,933            7,298,125

Loss from discontinued operations                   -                  (534,374)
                                             --------------       --------------

                                             $   6,962,933        $   6,763,751
                                             ==============       ==============


Income per common share and
  common share equivalents:

Primary
     Income from continuing operations       $       0.96         $        0.98
     Loss from discontinued operations                 -                  (0.07)
                                             --------------       --------------
                                                     0.96         $        0.91
                                             ==============       ==============

Fully diluted
     Income from continuing operations       $       0.96         $        0.98
     Loss from discontinued operations                 -                  (0.07)
                                             --------------       --------------
                                             $       0.96         $        0.91
                                             ==============       ==============

Number of common shares and
  common share equivalents used in
  computing per share amounts

     Primary                                     7,272,924            7,453,013
     Fully diluted                               7,275,903            7,471,850

                        STERLING ELECTRONICS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         TWENTY-SIX WEEKS ENDED DECEMBER 28, 1996 AND DECEMBER 30, 1995




                                                    1996              1995
                                              --------------     -------------

OPERATING ACTIVITIES
  Net income                                     $ 6,962,933       $ 6,763,751
  Adjustments needed to reconcile
    net income to net cash provided
    by operating acitivities:
      Depreciation and amortization                1,585,371           909,971
      Provision for losses on
        accounts receivable                        1,055,010           995,515
                                               --------------   --------------
                                                   9,603,314         8,669,237
  Changes in operating assets and
    liabilities
    Decrease (increase) in accounts
      receivable                                   9,085,784       ( 5,129,003)
    Increase in inventories                       (2,045,898)      (18,748,903)
    (Increase) decrease in
      other current assets                          (104,177)          692,399
    Increase (decrease) in accounts
      payable and accrued expenses                (5,310,779)        2,222,454
    Increase in postemployment benefits
      and other non-current liabilities              166,462            12,911
                                               --------------   ---------------
        Net cash provided (used)
          by operating activities                 11,394,706       (12,280,905)
INVESTING ACTIVITIES
  Purchase of property and equipment              (2,386,536)       (2,039,210)
  Acquisition of Marsh Electronics, Inc.         (15,859,080)            -
  Acquisition of DGW Electronics Corporation             -          (5,807,745)
  (Increase)  in other assets                       (454,761)         (353,581)
                                               --------------    --------------
        Net cash (used) in investing activities  (18,700,377)       (8,200,536)

FINANCING ACTIVITIES
  Proceeds from borrowings under revolver         40,988,751        65,894,476
  Repayments of borrowings under revolver        (48,182,604)      (44,054,553)
                                               --------------    --------------
  Net increase (decrease) in revolving
    line of credit                                (7,193,853)       21,839,923
  Proceeds from long term borrowings              15,000,000             -
  Principal payments on other long term debt        (221,016)         (222,096)
  Issuance of common stock under option plans        253,253           101,517
  Purchases of treasury stock                     (3,202,493)       (1,634,250)
                                               --------------    --------------
         Net cash (used) provided by
           financing activities                   4,635,891         20,085,094
DECREASE IN CASH AND CASH EQUIVALENTS            (2,669,780)          (396,347)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR    4,376,818          3,110,397
                                               --------------    --------------
CASH AND CASH EQUIVALENTS AT END OF YEAR        $ 1,707,038        $ 2,714,050
                                               ==============    ==============

                        STERLING ELECTRONICS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 28, 1996


Note A - Accounting Policies

The accompanying unaudited condensed consolidated financial statements include the accounts of Sterling Electronics Corporation (the "Company") and its majority-owned subsidiaries after elimination of all significant intercompany accounts and transactions. In the opinion of the Company, the unaudited condensed consolidated financial statements contain all the adjustments (consisting of only normal accruals) necessary to present fairly the financial position as of December 28, 1996 and the results of operations for the thirteen and thirty-nine weeks then ended. The results of operations for the thirteen and thirty-nine weeks ended December 28, 1996 are not necessarily indicative of the results to be expected for the full year.

Note B - Long-term Debt

Long-term debt as of December 28, 1996 and the amounts due within one year are as follows:

                          AMOUNTS DUE           LONG TERM       MATURING IN
DESCRIPTION             WITHIN ONE YEAR          PORTION        FISCAL YEAR

Revolving credit line     $    0              $  26,000,000         1999

Senior note                    0                 15,000,000         2007

Capitalized lease
  obligations                 75,159                108,177       1996-2000

Equipment loans              176,647                234,832       1999-2001
                          ___________         ______________
                          $  251,806          $  41,343,009


On April 15, 1996 the Company borrowed $15 million from an insurance company under a ten year agreement with a fixed interest rate of 6.45%. The loan
agreement  requires   semiannual  interest  payments  with  seven  equal  annual principal payments of $2,143,000 commencing on April 15, 2000. Proceeds from this loan were used to reduce amounts borrowed under the revolving credit line.

Note C - Acquisition of Marsh Electronics, Inc.

The Company completed the acquisition of Marsh Electronics, Inc. ("Marsh") on November 19, 1996. Marsh is a distributor of electronic parts with facilities in Milwaukee and Appleton, Wisconsin; Indianapolis, Indiana and Detroit, Michigan. Marsh facilities in Chicago, Illinois and Minneapolis, Minnesota were closed and personnel were relocated into existing Sterling facilities in those geographic areas. The operating results of Marsh are included with those of the Company from the date of the acquisition forward. Sales of Marsh from November 19, 1996 through December 28, 1996 were approximately $5.2 million.

Note D - Common Stock Dividends

All per share amounts have been retroactively adjusted for the five percent common stock dividends paid to shareholders of record as of December 9, 1996 and January 11, 1996.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS


Thirty-nine weeks ended December 28, 1996 compared to thirty-nine weeks ended December 30, 1995

Net Sales - Consolidated net sales for the current thirty-nine week period were 5% ahead of sales for the thirty-nine week period a year ago. If the sales of Marsh Electronics, Inc. ("Marsh") acquired in November 1996, and the Canadian locations, acquired in August 1995, are excluded from both periods, sales would decline 1%. Such decrease would be the result of decreased semiconductor revenues partially offset by increased connector revenues.

Gross Margin - Sterling's consolidated gross margin for the thirty-nine weeks increased to 22.2% from 21.5% for the thirty-nine weeks a year ago stemming principally from improved gross margins on semiconductor sales and sales of higher margin connector products increasing while lower margin semiconductor sales declined.

Selling and Administrative Costs - Consolidated operating expenses increased to 16.9% of sales compared to 15.7% of sales for the thirty-nine weeks a year ago. The majority of the dollar increase is due to increased sales personnel and sales support related costs - commissions, salaries, travel and fringe benefits, including the costs associated with the recently established team of field application engineers. The cost of operating the four Marsh sales offices and the Marsh warehouse for the six weeks since acquisition are included in the current period. Additionally, the Company operated two more sales locations (Portland and Huntsville) during the current thirty-nine week period compared to a year ago and the five locations in Canada were included for only twenty weeks in the thirty-nine week period a year ago. Various other operating expenses including management information systems, telephone and warehouse expenses also increased.

Interest Expense - The 22% increase in interest expense is primarily the result of the approximately $6 million increase from the comparable period in average indebtedness.

Thirteen weeks ended December 28, 1996 compared to thirteen weeks ended December 30, 1995

Net Sales - Consolidated net sales for the current thirteen week period were 4% ahead of sales for the thirteen week period a year ago. If the sales of Marsh, acquired in November, 1996, are excluded, sales would decline 3%. Such decrease would be the result of decreased semiconductor revenues partially offset by increased connector revenues.

Gross Margin - Sterling's consolidated gross margin for the thirteen weeks improved to 21.9% from 21.5% for the thirteen weeks a year ago stemming principally from improved gross margins on semiconductor sales and sales of higher margin connector products increasing while sales of lower margin semiconductors declined.

Selling and Administrative Costs - Consolidated operating expenses increased to 16.8% of sales compared to 15.6% of sales for the thirteen weeks a year ago. The majority of the dollar increase is due to increased sales personnel and sales support related costs - commissions, salaries, travel and fringe benefits, including the costs associated with the recently established team of field application engineers. The cost of operating the four Marsh sales offices and the Marsh warehouse for the six weeks since acquisition are included in the current period. Additionally, the Company operated two more sales locations (Portland and Huntsville) during the current thirteen week period compared to a year ago. Various other operating expenses including management information systems, telephone and warehouse expenses also increased.

Liquidity and Capital Resources - Since the beginning of the current fiscal year, Sterling has reduced receivables (excluding receivables purchased in the Marsh acquisition) by approximately $ 9.1 million. In November 1996, the Company borrowed $15.9 million under the line of credit to purchase Marsh. A secondary use of funds has been capital expenditures of approximately $ 2.4 million, principally for new computer hardware and software. These capital expenditures were financed by cash flow from operations.

On April 15, 1996 the Company borrowed $15 million at a fixed interest rate of 6.45% from an insurance company under a ten year agreement with a seven year average maturity. Proceeds from this loan were used to reduce amounts borrowed under the bank credit line.

Working capital was $ 76.2 million at December 28, 1996 compared to $71.4 million at March 30, 1996. The current ratio was 2.9 compared to 2.8 at the beginning of the year. Working capital increased as a result of financing the purchase of Marsh inventory and receivables with long-term debt. Average annualized inventory turnover for the most recent thirteen week period was 4.1 down from 5.4 for all of fiscal 1996.

The ratio of long-term debt to total capitalization was 44% at December 28, 1996 compared to 41% at the beginning of the year. At December 28, 1996 the Company had approximately $ 14 million in available credit under the $40 million bank credit line which matures on February 16, 1999. Management believes that internal generation of cash flow (net income plus non-cash items such as depreciation and amortization), available equipment financing, funds available under the bank credit line, plus possible increases in the bank credit line will be sufficient to meet liquidity needs over the next two fiscal years.

On June 5, 1996, the Company agreed to lease a 181,000 square foot warehouse to be constructed adjacent to the Dallas/Fort Worth International Airport. The lease term is ten years with monthly rental payments of approximately $82,000, plus the Company is responsible for all property taxes, insurance and maintenance. The Company intends to purchase and/or lease an estimated $6 million of material handling equipment, computer equipment and material management software for this warehouse and distribution center. The Company intends to consolidate the distribution operations of its three existing regional distribution centers into this new state-of-the-art facility during the second half of fiscal 1998. Management believes that the capital resources described above should be adequate to fund the cost of this consolidation and the operation of the new distribution center.

                                OTHER INFORMATION



Item 1 through Item 5

The Company was not required to report on Items 1 through 5.



Item 6 - Exhibits and Reports on Form 8-K

 (a)      The following exhibit is included herein
          (11) Statement re: computation of earnings per share

 (b)      Reports of Form 8-K  -
          There were no reports on Form 8-K filed during the thirteen weeks ended December 28, 1996






                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                STERLING ELECTRONICS CORPORATION


                                                         /s/ Mac McConnell
                                                  ______________________________
Date: February 10, 1997                            Mac McConnell, Vice-President
                                                         Chief Financial Officer

                        STERLING ELECTRONICS CORPORATION
             (11) - Statement Re: COMPUTATION OF PER SHARE EARNINGS

                                                                Thirty-nine
                                   Thirteen weeks ended         weeks ended
                                   --------------------     --------------------
                                    Dec. 28,   Dec. 30,     Dec. 28,   Dec. 30,
                                     1996        1995         1996       1995
PRIMARY

Average shares outstanding      7,033,834   7,255,921     7,128,341   7,265,415
Net effect of dilutive stock
  options-based on the treasury
  stock method using average
  market price                    157,759     201,912       144,583     187,598
                               ----------  ----------    ----------  ----------
Total                           7,191,593   7,457,833     7,272,924   7,453,013

Net income applicable to
  common stock
    Income from continuing
      operations               $2,231,797  $2,502,938    $6,962,933  $7,298,125
    Income from dicontinued
       operations                     -          -            -        (534,374)
                               ----------  ----------    ----------  ----------
                               $2,231,797  $2,502,938    $6,962,933  $6,763,751
                               ==========  ==========    ==========  ==========
Per share amount
  Income from continuing
    operations                 $     0.31  $     0.34    $     0.96   $    0.98
  Income from dicontinued
    operations                          -           -             -       (0.07)
                               ----------   ---------    ----------   ---------
                               $     0.31  $     0.34    $     0.96   $    0.91
                               ==========   =========    ==========   =========


FULLY DILUTED

Average shares outstanding      7,033,104   7,255,921     7,128,340   7,256,034
Net effect of dilutive stock
  options-based on the treasury
  stock method using average
  market price                    166,694     201,912       147,563     215,816
                               ----------  ----------    ----------  ----------
Total                           7,199,798   7,457,833     7,275,903   7,471,850

Net income applicable to
  common stock
  Income from continuing
    operations                 $2,231,797  $2,502,938    $6,962,933  $7,298,125
     Income from dicontinued
    operations                     -           -              -        (534,374)
                               ----------  ----------    ----------  ----------
                               $2,231,797  $2,502,938    $6,962,933  $6,763,751
                               ==========  ==========    ==========  ==========

Per share amount
     Income from continuing
       operations              $     0.31  $     0.34    $    0.96   $     0.98
     Income from dicontinued
       operations                       -           -            -        (0.07)
                               ----------  ----------    ---------   ----------
                               $     0.31  $     0.34    $    0.96   $     0.91
                               ==========  ==========    =========   ==========