Form 10-Q/A
period 1996-12-28
STERLING ELECTRONICS CORP
filed 1997-04-16
CIK 94136

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q/A


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

     The undersigned registrant hereby amends the items, financial statements, exhibits or other portions of its Form 10-Q for the quarter ended December 28, 1996 as set forth below.
                              LIST OF ITEMS AMENDED
                              ---------------------

1. Amendment of Exhibit 27

                                TEXT OF AMENDMENTS
                                ------------------

1. Amendment of Exhibit 27
   -----------------------

     The purpose of this amendment is to properly file Exhibit 27. Exhibit 27 is hereby amended with Exhibit 27 attached hereto and filed herewith.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                STERLING ELECTRONICS CORPORATION


                                                         /s/ Mac McConnell
                                                  ______________________________
Date: April    15, 1997                            Mac McConnell, Vice-President
                                                         Chief Financial Officer