Form 10-K
period 1997-03-29
STERLING ELECTRONICS CORP
filed 1997-06-27
CIK 94136

SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 29, 1997           Commission file number 1-5522

                      STERLING ELECTRONICS CORPORATION
            ----------------------------------------------------
           (Exact Name of Registrant as Specified in its Charter)

    NEVADA                                                    74-1261194
--------------------------------------------------------------------------------
(State or Other Jurisdiction of               (IRS Employer Identification No.)
Incorporation or Organization)

4201 Southwest Freeway, Houston, TX                            77027
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                     (Zip Code)

    Registrant's Telephone Number, including Area Code:    (713) 627-9800

Securities registered pursuant to Section 12(g) of the Act:

    Title of Each Class               Name of each Exchange on Which Registered
--------------------------------------------------------------------------------
   Common Stock--Par Value $.50                New York Stock Exchange

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

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulations S-K (Par. 229.405) is not contained herein , and will not be contained , to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. ( )

     Aggregate market value of voting stock held by nonaffiliates as of June 2, 1997 was $66,554,000.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period of this report:

           7,114,203 Common Shares Outstanding as of June 2, 1997
           ------------------------------------------------------

     List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement, and (3) Any prospectus filed pursuant to Rule 424(b) or 6 under the Securities Act of 1933.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Company's 1997 annual shareholders' report are incorporated by reference into Parts I and II.

     Portions of the proxy statement for the annual shareholders' meeting to be held August 26, 1997 are incorporated by reference into Part III.

                                    PART I.

ITEM 1.  BUSINESS

     Sterling Electronics Corporation was incorporated under the laws of the State of Nevada on July 6, 1967. It succeeded to the business of Sterling Electronics, Inc., a Texas corporation, by merger in October 1967. The term "Company" as used herein refers to Sterling Electronics Corporation and, unless the text indicates otherwise, its subsidiaries and its predecessors.

     Sterling Electronics Corporation has been engaged in the distribution of electronic parts since inception. In April 1988, when the Company was operating from thirteen geographic locations, Sterling began an expansion program to place its distribution operations in additional geographic markets. These expansion moves bring Sterling's distribution network, as of June 1997, to 38 locations covering over 80% of the United States' and Canada's geographic markets for electronic components.

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

     At March 29, 1997, operations were conducted from three regional service centers/warehouses and 38 sales offices in office-warehouse type buildings generally located in industrial park sites. Each sales location has an array of product authorizations granted by approximately 40 total suppliers. Most authorizations are common to several or all sales branches. Each service center supplies products to customers in all geographic areas the Company covers. Sales locations are in Boston, Massachusetts; Parsippany and Mt. Laurel, New Jersey; Richmond, Virginia; Houston, Austin and Dallas, Texas; Albuquerque, New Mexico; Phoenix, Arizona; Wallingford, Connecticut; Tulsa, Oklahoma; Denver, Colorado; Kansas City, Kansas; Minneapolis, Minnesota; Irvine, Westlake Village, San Diego and San Jose, California; Salt Lake City, Utah; Columbia, Maryland; Chicago, Illinois; Cleveland, Ohio; Raleigh, North Carolina; Atlanta, Georgia; Portland, Oregon; Orlando, Florida; Calgary, Alberta; Vancouver, British Columbia; Ottawa and Toronto, Ontario; Montreal, Quebec; Seattle, Washington; Huntsville, Alabama; Appleton and Milwaukee, Wisconsin; Indianapolis, Indiana; and Detroit Michigan. Early in fiscal 1998 the Company completed the construction phase of its new warehouse and distribution center which is located adjacent to the Dallas/Ft. Worth International Airport. The Company intends to consolidate the distribution operations of its three existing distribution centers into this new state-of-the-art facility during the second and third quarters of fiscal 1998.

     All locations are connected by a data communications network to a computerized on-line, real-time order entry, inventory management system. The enterprise computer is in Houston, Texas. The system allows Sterling to provide rapid customer service to all geographic locations from central inventories concentrated in three service centers.

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

     A substantial portion of the products sold are purchased pursuant to distributor-manufacturer authorization agreements; the agreements are largely nonexclusive, provide for a specified amount of inventory to be carried and may be canceled by either party on short notice. They provide, in most instances, for return of the manufacturers' inventory in the event of cancellation. In the opinion of the Company, cancellation of any particular agreement would not have a material adverse effect upon its business.

     The ten largest suppliers providing merchandise to the Company are AMP Special Products, Dallas Semiconductor, Hitachi America Ltd., Mitel, Inc., Molex Connector Co., NEC Electronics, Inc., OKI Semiconductor, Seiko Instruments, Sharp Electronics Corporation and Toshiba America, Inc. During fiscal 1997, Toshiba America, Inc. supplied approximately 11% of the products sold. No other single manufacturer supplied more than 10% of the products sold.

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


EMPLOYEES

     At March 29, 1997, the Company and its subsidiaries employed 860 persons. None are employed subject to a collective bargaining agreement. In the opinion of the Company, it enjoys a good relationship with its employees. The Company provides its full time employees with group health, dental, life insurance and disability income benefits.


BACKLOG

     At March 29, 1997, the Company's total backlog of confirmed, unfilled orders was approximately $86,418,000. The Company expects almost all of this backlog to be shipped before the end of fiscal 1998. Backlog at March 30, 1996 was $95,842,000. The backlog at year end is not necessarily indicative of sales for any specific subsequent period.


COMPETITION

     In each of the fields of business engaged in by the Company, it is subject to intense competition from many firms of varying size and resources, including many which are larger and financially stronger than the Company.


INDUSTRY SEGMENT DATA

     Industry segment data included on page 26 in the Company's 1997 annual shareholders' report is incorporated herein by reference.


ITEM 2.  PROPERTIES

     At March 29, 1997, the Company utilized facilities containing a total of approximately 477,000 square feet of floor space which are well maintained and satisfactory for the purpose used. All properties are leased for varying terms. Pertinent details with respect to the properties considered by the Company to be its principal operating facilities are as follows:

                 LOCATION                         Square     Lease Expires
                                                   Feet       Fiscal Year
--------------------------------------------------------------------------------
         Grapevine, Texas                        181,215         2007
         Houston, Texas - Corporate Offices       63,540         2002
         Dallas, Texas                            45,507         2000
         Phoenix, Arizona                         23,000         2000
         Woburn, Massachusetts                    18,400         1998
         Minneapolis, Minnesota                   14,844         2004
         San Jose, California                     16,302         2003



ITEM 3.  LEGAL PROCEEDINGS

     There are no significant active legal proceedings against the Company or any of its subsidiaries.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

                                  PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company had approximately 1,843, 1,887, and 2,259 shareholders of record at March 29, 1997, March 30, 1996, and April 1, 1995 respectively. Pages 16 and 27 of the Company's 1997 annual shareholders' report are incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA

     Selected Financial Data included on page 12 of the Company's 1997 annual shareholders' report is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of the Financial Condition and Results of Operations included on pages 13 through 15 of the Company's 1997 annual shareholders' report is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The   consolidated   financial   statements  of  the   registrant  and  its
subsidiaries, included on pages 16 through 27 of the Company's 1997 annual shareholders' report are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


         None


                                   PART III.


ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

     The information set forth under the heading "Security Ownership of Certain Beneficial Owners and Management", "Election of Directors" and "Executive Officers" in the Company's annual proxy statement dated July 18, 1997 is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

     The information set forth under the heading "Directors Compensation" and "Executive Compensation and Other Matters" in the Company's annual proxy statement dated July 18, 1997 is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" and "Election of Directors" in the Company's annual proxy statement dated July 18, 1997 is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


     A. 1. FINANCIAL STATEMENTS AND OTHER FINANCIAL DATA (incorporated by reference to the pages shown below of the Sterling Electronics Corporation 1997 annual shareholders' report):

                                    Page No.
                                                        --------

         Consolidated statements of operations -
            Fiscal years ended March 29, 1997,
            March 30, 1996 and April 1, 1995                 16

         Consolidated statements of financial position -
            March 29, 1997 and March 30, 1996                17

         Consolidated statements of shareholders'
            equity-March 29, 1997,
            March 30, 1996 and April 1, 1995                 18

         Consolidated statements of cash flows -
            Fiscal years ended March 29, 1997,
            March 30, 1996 and April 1, 1995                 19

         Notes to consolidated financial statements         20-25

         Report of Independent Auditors                      26

     With the exception of the financial statements and other financial data listed above or incorporated under items 1, 5, 6, 7 and 8 of this form 10-K, the Sterling Electronics Corporation 1997 annual shareholders' report is not deemed filed as part of this report. The financial statement Schedule II listed below should be read in conjunction with the financial statements listed above.

     2.  FINANCIAL STATEMENT SCHEDULE :

     Schedule II - Valuation and Qualifying Accounts - fiscal years ended March 29, 1997, March 30, 1996, and April 1, 1995.

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

          3.2* -- Amended Bylaws of Sterling Electronics Corporation, incorporated by reference to Exhibit 3.2 on Form S-1, Registration No. 33-28665.

         10.1*       --  1967  Stock   Option  Plan  of   Sterling   Electronics
                     Corporation   incorporated   by   reference  on  Form  S-8,
                     Registration No.
                     33-48097.  (1)

         10.2*       --  1968  Stock   Option  Plan  of   Sterling   Electronics
                     Corporation   incorporated   by   reference  on  Form  S-8,
                     Registration No.
                     33-48097.  (1)

         10.3* -- Incentive Bonus Plan of Sterling Electronics Corporation incorporated by reference on Form S-8, Registration No. 33-48097. (1)

         10.4* -- Sterling Electronics Corporation 1992 Incentive Stock Option Plan, incorporated by reference on Form S-8, Registration No. 33-81140. (1)

         10.5*   --   Sterling Electronics Corporation 1993 Directors'
                      Non-Qualified Stock Option Plan, incorporated by
                      reference on Form S-8, Registration No. 33-81140.  (1)

         10.6*   --   Sterling Electronics Corporation Non-Qualified Stock
                      Option Grant dated August 2, 1993, incorporated by
                      reference on Form S-8, Registration No. 33-81140.  (1)

         10.7*   --   Sterling Electronics Corporation Non-Qualified Stock
                      Option Grant dated February 16, 1994, incorporated by
                      reference on Form S-8, Registration No. 33-81140.  (1)

         10.8*   --   Incentive Bonus Plan of Sterling Electronics Corporation,
                      incorporated by reference on Form S-8, Registration No.
                      33-81138.  (1)

         10.9*   --   Sterling Electronics Corporation 1994 Stock Option Plan,
                      incorporated by reference on Form S-8, Registration
                      No. 33-60777.  (1)

         10.10*  --   Employment Agreement dated September 18, 1995 between
                      Ronald S. Spolane and Sterling Electronics Corporation incorporated by reference to Exhibit 10.10 to the company's Annual Report on Form 10-K for the year ended
                      March 30, 1996, Commission File No. 1-5522. (1)

         10.11*  --   Employment Agreement dated September 18, 1995 between
                      David S. Spolane and Sterling Electronics Corporation incorporated by reference to Exhibit 10.11 to the company's Annual Report on Form 10-K for the year ended
                      March 30, 1996, Commission File No. 1-5522. (1).

         10.12*  --   Sterling Electronics Corporation Broad Base Severance
                      Plan dated November 14, 1995 incorporated by reference to
                      Exhibit 10.12 to the company's Annual Report on Form 10-K for the year ended March 30, 1996, Commission File
                      No. 1-5522. (1)

         10.13*  --   Sterling Electronics Corporation Upper Management
                      Severance Plan dated November 14, 1995 incorporated by reference to Exhibit 10.13 to the company's Annual Report on Form 10-K for the year ended March 30, 1996, Commission
                      File No. 1-5522. (1)

         10.14*  --   Bank Agreement dated February 16, 1996 between Sterling
                      Electronics Corporation and NationsBank of Texas, N.A.
                      incorporated by reference to Exhibit 10.12 to the company's Annual Report on Form 10-K for the year ended
                      March 30, 1996, Commission File No. 1-5522.

         10.15*  --   Sterling Electronics Corporation 1996 Employee Stock
                      Purchase Plan incorporated by reference to Form S-8, Registration No. 333-19343. (1)

         10.16*  --   Option Agreement by and between the Company and Ronald S.
                      Spolane incorporated by reference to Form S-8, Registration No. 333-19343. (1)

         10.17*  --   Option Agreement by and between the Company and David A.
                      Spolane incorporated by reference to Form S-8, Registration No. 333-19343. (1)

         11      --   Statement Re: Computation of Per Share Earnings.

         13 -- Pages 12 through 27 of the Sterling Electronics Corporation 1997 annual shareholders' report.

         21.1    --   Subsidiaries of the registrant.

         23.1    --   Consent of Ernst & Young LLP.

         27      --   Financial Data Schedule.


---------------------------------------------------
*        Incorporated by reference.
(1)      Management contract or compensatory plan or agreement.


B.       REPORTS ON FORM 8-K:

         None.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                       STERLING ELECTRONICS CORPORATION

               ALLOWANCE FOR DOUBTFUL TRADE ACCOUNTS RECEIVABLES
                      FISCAL YEARS ENDED MARCH 29, 1997,
                       MARCH 30, 1996 AND APRIL 1, 1995


===============================================================================================
COLUMN A                  COLUMN B             COLUMN C              COLUMN D          COLUMN E
===============================================================================================

                                               ADDITIONS            DEDUCTIONS
                                               ---------            ----------
                           BALANCE              CHARGED           UNCOLLECTABLE       BALANCE
DESCRIPTION               AT BEGINNING          TO COSTS             ACCOUNTS          AT END
                           OF PERIOD           & EXPENSES           WRITTEN OFF       OF PERIOD
- -----------------------------------------------------------------------------------------------
For the period ended
March 29, 1997            $    908,303         $  512,723          $     557,380      $ 863,646

For the period ended
March 30, 1996            $    653,669         $  614,240          $     359,606      $ 908,303

For the period ended
April 1, 1995             $    691,901         $  527,770          $     566,002      $ 653,669




Note:     Balances exclude those of discontinued operations.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                        STERLING ELECTRONICS CORPORATION


Date:    June 26, 1997             By:  /s/   R. S. Spolane
                                        ---------------------------------------
                                        R. S. Spolane, Chairman, President
                                        and Chief Executive Officer


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


                                        /s/   H. G. Maltz
                                        ---------------------------------------
                                        H. G. Maltz


                                        /s/   D. A. Spolane
                                        ---------------------------------------
                                        D. A. Spolane


                                        /s/   R. S. Spolane
                                        ---------------------------------------
                                        R. S. Spolane


                                        /s/   D. R. Toomim
                                        ---------------------------------------
                                        D. R. Toomim

                                 EXHIBIT INDEX


                                                                  SEQUENTIALLY
EXHIBIT NO.                      ITEM                            NUMBERED PAGES
-----------                      ----                            --------------

11             Statement Re: Computation of Per Share Earnings.

13             Pages 12 through 27 of the Sterling Electronics
               Corporation 1997 annual shareholders' report.

21.1           Subsidiaries of the registrant.

23.1           Consent of Ernst & Young LLP.

27             Financial Data Schedule.