Form 10-Q
period 1997-06-28
STERLING ELECTRONICS CORP
filed 1997-08-13
CIK 94136

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended June 28, 1997 Commission File No.: 1-5522

                        STERLING ELECTRONICS CORPORATION
             (Exact name of registrant as specified in its charter)


           NEVADA                                           74-1261194
--------------------------------------------------------------------------------
State or other jurisdiction of                   IRS Employer Identification No.
incorporation or organization


4201 Southwest Freeway, Houston, Texas                       77027
--------------------------------------------------------------------------------
(Address of principal executive office)                    Zip Code)

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

                                 Yes X No_______


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period by this report.


           Class                                   Outstanding at August 7, 1997
----------------------------                       -----------------------------
Common Stock, $.50 par value                                7,167,109

                                      INDEX
                        STERLING ELECTRONICS CORPORATION



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed consolidated statements of financial position June 28, 1997 and March 29, 1997

         Condensed consolidated statements of income - thirteen weeks ended June 28, 1997 and June 29, 1996

         Condensed consolidated statements of cash flows - thirteen weeks ended June 28, 1997 and June 29, 1996


         Notes to condensed consolidated financial statements - June 28, 1997


Item 2.  Management's Discussion and Analysis of the Results of Operations

                        STERLING ELECTRONICS CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                            June 28,                June 30,
                                             1997                    1996
                                      ------------------      ------------------

ASSETS

Current Assets
  Cash                                $   1,211,530           $    4,677,968
  Receivables-net of reserve
   for doubtful accounts                 50,607,690               42,018,187
  Inventory                              73,542,756               53,836,467
  Other current assets                    1,544,293                  826,270
                                      ------------------      ------------------
                                        126,906,269              101,358,892
Property and equipment - net of
 depreciation                             9,900,711                7,285,214
Goodwill, net of amortization             9,115,911                4,111,048
Other assets                              4,306,279                4,425,824
                                      ------------------      ------------------
                                      $ 150,229,170           $  117,180,978
                                      ==================      ==================


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
 Trade accounts payable and
  accrued expenses                    $   37,098,370          $   36,245,928
 Current portion - long term
  obligations                                240,544                 277,600
 Income taxes                              1,582,091               1,906,117
                                      ------------------      ------------------
                                          38,921,005               38,429,645
Long-term obligations - net of
 amounts due within one year              47,150,810               23,455,263
Postemployment benefits and other
 non-current liabilities                   5,065,201                4,232,400

Shareholders' Equity
  Common stock, $.50 par value             3,677,207               3,519,784
  Additional paid-in capital              26,796,227              22,298,270
  Retained earnings                       31,460,859              27,374,575
                                      ------------------      ------------------
                                          61,934,293              53,192,629
  Less treasury stock, at cost             2,789,694               2,128,834
  Foreign currency translation
   adjustment
                                           (  52,445)                   (125)
                                      ------------------      ------------------
                                          59,092,154              51,063,670
                                      ------------------      ------------------
                                      $  150,229,170           $ 117,180,978
                                      ==================      ==================

                        STERLING ELECTRONICS CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
              THIRTEEN WEEKS ENDED JUNE 28, 1997 AND JUNE 29, 1996


                                             1997                    1996
                                       -----------------        ----------------


Net sales                              $  94,842,298             $82,122,830

Cost of sales                             75,332,231              63,965,326
Selling, administrative and
 other operating expenses                 16,383,976              13,640,695
                                       -----------------        ----------------
                                          91,716,207              77,606,021

Income from operations                     3,126,091               4,516,809
Interest expense                             684,210                 517,993
                                       -----------------        ----------------

Income before income taxes                 2,441,881               3,998,816

Income taxes                                 952,000               1,608,000
                                       -----------------        ----------------

Net income                             $   1,489,881            $  2,390,816
                                       =================        ================


Income per common share and common share equivalents:

     Primary                           $   0.21                 $   0.32
     Fully diluted                     $   0.21                 $   0.32


Number of common shares and common share equivalents used in computing per share amounts

     Primary                              7,215,664                7,400,492
     Fully diluted                        7,215,664                7,400,492

                        STERLING ELECTRONICS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              THIRTEEN WEEKS ENDED JUNE 28, 1997 AND JUNE 29, 1996




                                                 1997                 1996
                                           ----------------     ----------------

OPERATING ACTIVITIES
   Net income                               $     1,489,881     $ 2,390,815
   Adjustments  needed  to
    reconcile  net  income
    to net cash  provided
    by operating acitivities:
      Depreciation and amortization                 753,534         439,102
      Provision for losses on accounts
       receivable                                   302,205         331,477
   Changes in operating assets and
    liabilities
     Decrease in accounts receivable              4,812,163       7,733,378
     (Increase) decrease in inventories          (6,011,563)      2,922,916
     Decrease in prepaid and other
      current assets                                (72,088)       (899,651)
     Decrease in accounts payable and
      accrued expenses                          (10,987,029)     (1,090,575)
     Increase in postemployment benefits
      and other non-current liabilities              29,941          40,371
     Other adjustments for noncash
      items - net                                    49,940            -
                                           ----------------     ----------------
        Net cash (used) provided
         by operating activities                 (9,633,016)      11,867,833
INVESTING ACTIVITIES
   Purchase of property and equipment              (847,219)        (776,008)
   (Increase) decrease in other assets             (242,635)         207,158
                                           ----------------     ----------------
        Net cash (used) provided in
         investing activities                    (1,089,854)        (568,850)

FINANCING ACTIVITIES
   Proceeds from borrowings
    under revolver                               29,129,694        4,836,313
   Repayments of borrwoings
    under revolver                              (21,207,999)     (30,030,166)
                                           ----------------     ----------------
   Net increase (decrease) in
    revolving line of credit                      7,921,695      (25,193,853)
   Proceeds from long term borrowings                 -           15,000,000
   Principal payments on other
    long term debt                                  (70,068)         (82,968)
   Stock issued under employee plans                410,768          169,904
   Purchases of treasury stock                     (142,065)        (890,916)
                                           ----------------     ----------------
        Net cash provided (used)
         by financing activities                  8,120,330      (10,997,833)
   Effect of exchange rate changes on cash           (3,500)            -
                                           ----------------     ----------------
                                                  8,116,830      (10,997,833)

(DECREASE) INCREASE IN CASH
  AND CASH EQUIVALENTS                           (2,606,040)          301,150
CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR                            3,817,570         4,376,818
                                           ----------------     ----------------
CASH AND CASH EQUIVALENTS
  AT END OF YEAR                           $      1,211,530     $   4,677,968
                                           ================     ================

                        STERLING ELECTRONICS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 28, 1997


Note A - Accounting Policies

The accompanying unaudited condensed consolidated financial statements include the accounts of Sterling Electronics Corporation (the "Company") and its majority-owned subsidiaries after elimination of all significant intercompany accounts and transactions. In the opinion of the Company, the unaudited condensed consolidated financial statements contain all the adjustments (consisting of only normal accruals) necessary to present fairly the financial position as of June 28, 1997 and the results of operations for the thirteen weeks then ended. The results of operations for the thirteen weeks ended June 28, 1997 are not necessarily indicative of the results to be expected for the full year.


Note B - Long-term Debt

Long-term debt as of June 28, 1997 and the amounts due within one year are as follows:


                             AMOUNTS DUE          LONG TERM     MATURING IN
DESCRIPTION                WITHIN ONE YEAR         PORTION      FISCAL YEAR

Revolving credit line       $         0          $ 31,921,695       1999

Senior note                           0            15,000,000       2007

Capitalized lease obligation     62,771                81,387       2000

Equipment loans                 177,773               147,728     1999-2001
                            -----------          ------------
                            $   240,544          $ 47,150,810

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS

Thirteen weeks ended June 28, 1997
 compared to thirteen weeks ended June 29, 1996

Net Sales - Consolidated net sales for the current thirteen week period were 15% ahead of sales for the thirteen week period a year ago. If the sales of Marsh Electronics, Inc. ("Marsh"), acquired in November, 1996, were excluded, sales would have increased 2.5%. Such increase would be the result of increased passive, electromechanical and connector revenues partially offset by decreased semiconductor revenues.

Gross Margin - Sterling's consolidated gross margin for the thirteen weeks declined to 20.6% from 22.1% for the thirteen weeks a year ago. The gross margin percentage declined in all major product categories as a result of competitive pricing pressures.

Selling and Administrative Costs - Consolidated operating expenses increased to 17.3% of sales compared to 16.6% of sales for the thirteen weeks a year ago. The majority of the dollar increase is due to the cost of operating the four Marsh sales offices and the Marsh service center during the current period. In addition to the four Marsh locations the Company operated two more sales locations (Mission, Texas and Rochester, New York) during the current period than a year ago. Warehouse expenses, management information system costs and the cost of the recently established team of field application engineers increased significantly for the current thirteen week period compared to the thirteen week period a year ago.

Interest Expense - The 32% increase in interest expense is the result of the $11 million increase from the comparable period in average indebtedness.

Liquidity and Capital Resources - Since the beginning of the current fiscal year, Sterling has reduced accounts payable and accrued expenses by approximately $ 11.0 million. In connection with this reduction in current liabilities, the Company increased its borrowings by approximately $7.9 million. Additional use of funds has been capital expenditures of approximately $ 800,000, principally for new computer hardware and software. These capital expenditures were financed by cash flow from operations.

Working capital was $ 88.0 million at June 28, 1997 compared to $77.8 million at March 39, 1997. The current ratio was 3.3 compared to 2.8 at the beginning of the year. Working capital increased as a result of increased inventory and decreased accounts payable and accrued expenses, partially offset by decreased receivables. Average annualized inventory turnover for the current period was 4.3, the same as for fiscal 1997.

At June 28, 1997 the Company had $ 8 million in available credit under the $40 million bank credit line which matures on February 16, 1999. Management believes that internal generation of cash flow (net income plus non-cash items such as depreciation and amortization), available equipment financing, funds available under the bank credit line, plus possible increases in the bank credit line will be sufficient to meet liquidity needs over the next year.

On June 5, 1996, the Company agreed to lease a 181,000 square foot warehouse which was constructed during fiscal 1997 adjacent to the Dallas/Fort Worth International Airport. The lease term is ten years with monthly rental payments of approximately $82,000, plus the Company is responsible for all property taxes, insurance and maintenance. As of June 28, 1997, the Company also has leased material handling equipment, computer equipment and material management software for this warehouse and distribution center. The lease term on the equipment lease is five years with monthly rental payments of approximately $57,000, plus the Company is responsible for all property taxes, insurance and maintenance. As of June 28, 1997, the Company intends to purchase and/or lease $3 million to $4 million of additional equipment and software during fiscal 1998. The Company intends to consolidate the distribution operations of its three existing regional distribution centers into this new state-of-the-art facility during the second and third quarters of fiscal 1998. Management believes that the capital resources described above should be adequate to fund the cost of this consolidation and the operation of the new distribution center.

                                OTHER INFORMATION

Item 1 through Item 5

The Company was not required to report on Items 1 through 5.

Item 6 - Exhibits and Reports on Form 8-K
(a) The following exhibit is included herein
    (11) Statement re: computation of earnings per share

(b) Reports of Form 8-K  -  There   were  no  reports  on
     Form 8-K filed during the thirteen weeks ended June 28,  1997







                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                STERLING ELECTRONICS CORPORATION


                                                /s/Mac McConnell
                                                --------------------------------
Date:  August 10, 1997                          Mac McConnell, Vice-President
                                                Chief Financial Officer

                        STERLING ELECTRONICS CORPORATION
             (11) - Statement Re: COMPUTATION OF PER SHARE EARNINGS

                                                   Thirteen weeks ended
                                           -------------------------------------
                                             June 28, 1997       June 29, 1996

PRIMARY

Average shares outstanding                     7,094,480           7,231,908
Net effect of dilutive
 stock options- based on the
 treasury stock method using
 average market price                            121,184             168,584
                                           -----------------   -----------------
Total                                          7,215,664           7,400,492
                                           =================   =================


Net income applicable to common stock      $   1,489,881       $   2,390,816

Per share amount                           $        0.21       $        0.32




FULLY DILUTED

Average shares outstanding                 $   7,094,480       $   7,231,908
Net effect of dilutive stock options-
 based on the treasury stock method
 using average market price                      121,184             168,584
                                           -----------------   -----------------
Total                                          7,215,664           7,400,492
                                           =================   =================

Net income applicable to common stock      $   1,489,881       $   2,390,816

Per share amount                           $         .21       $         .32