Form 10-Q
period 1997-09-27
STERLING ELECTRONICS CORP
filed 1997-11-12
CIK 94136

1

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

      For the quarter ended September 27, 1997 Commission File No.: 1-5522

                        STERLING ELECTRONICS CORPORATION
             (Exact name of registrant as specified in its charter)

          NEVADA                                            74-1261194
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

Class Outstanding at November 7,1997
Common Stock, $.50 par value 7,256,205

                                      INDEX

                        STERLING ELECTRONICS CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements  (Unaudited)

     Condensed  consolidated  statements of financial   position  September  27
     1997  and  March  29,  1997

     Condensed consolidated statements of income - thirteen and twenty-six weeks ended September 27, 1997 and September 28, 1996

     Condensed consolidated statements of cash flows - twenty-six weeks ended September 27, 1997 and September 28, 1996

     Notes to condensed  consolidated  financial statements - September 27,
     1997

Item 2.  Management's  Discussion  and  Analysis  of the  Results  of
     Operations


                        STERLING ELECTRONICS CORPORATION

                            CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                September 27,             March 29,
                                                                    1997                    1997

                                                              ------------------      ------------------

ASSETS

Current Assets

     Cash                                                             $ 714,542             $ 3,817,570
     Receivables-net of reserve
         for doubtful accounts                                       58,804,845              55,722,058
     Inventory                                                       79,110,249              67,531,193
     Other current assets                                             1,630,211               1,472,205
                                                              ------------------      ------------------
                                                                    140,259,847             128,543,026
Property and equipment - net of
     depreciation                                                     9,741,404               9,708,564
Goodwill, net of amortization                                         9,012,609               9,205,174
Other assets                                                          4,804,608               4,072,845
                                                              ------------------      ------------------
                                                                  $ 163,818,468           $ 151,529,609
                                                              ==================      ==================


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
     Trade accounts payable and
         accrued expenses                                          $ 43,127,635            $ 48,991,420
     Current portion - long term
         obligations                                                    242,201                 238,907
     Income taxes                                                     2,520,950               1,479,371
                                                              ------------------      ------------------
                                                                     45,890,786              50,709,698

Long-term obligations - net of
     amounts due within one year                                     51,788,478              39,300,820
Postemployment benefits and other
     non-current liabilities                                          5,038,136               5,035,258

Shareholders' Equity

     Common stock, $.50 par value                                     3,695,613               3,695,613
     Additional paid-in capital                                      26,655,472              26,794,705
     Retained earnings                                               33,071,627              29,970,978
                                                              ------------------      ------------------
                                                                     63,422,712              60,461,296
     Treasury stock, at cost                                         (2,222,801)             (3,905,829)
     Foreign currency translation adjustment                            (98,843)                (71,634)
                                                              ------------------      ------------------
                                                                     65,546,670              64,295,491
                                                              ------------------      ------------------
                                                                  $ 168,264,070           $ 159,341,267
                                                              ==================      ==================




                                     STERLING ELECTRONICS CORPORATION
                                     CONSOLIDATED STATEMENT OF INCOME

                      THIRTEEN WEEKS ENDED SEPTEMBER 27, 1997 AND SEPTEMBER 28, 1996

                                                                         1997                    1996
                                                                   -----------------        ----------------


Net sales                                                              $100,547,836             $77,276,952

Cost of sales                                                            80,203,848              59,691,551
                                                                   -----------------        ----------------
Gross Profit                                                             20,343,988              17,585,401

Selling, administrative and

     other operating expenses                                            16,850,183              13,318,044
                                                                   -----------------        ----------------
Income from operations                                                    3,493,805               4,267,357
Interest expense                                                            853,059                 400,037
                                                                   -----------------        ----------------
Income before income taxes                                                2,640,746               3,867,320

Income taxes                                                              1,030,000               1,527,000
                                                                   -----------------        ----------------

Net Income                                                              $ 1,610,746             $ 2,340,320
                                                                   =================        ================





Income per common share and common share equivalents:

     Primary                                                                    $ 0.22                  $ 0.32
     Fully diluted                                                              $ 0.21                  $ 0.32



Number of common shares and common share equivalents used in computing per share amounts

     Primary                                                              7,435,147               7,226,688
     Fully diluted                                                        7,662,700               7,226,688



                        STERLING ELECTRONICS CORPORATION

                        CONSOLIDATED STATEMENT OF INCOME
        TWENTY-SIX WEEKS ENDED SEPTEMBER 27, 1997 AND SEPTEMBER 28, 1996

                                                                         1997                      1996
                                                                   -----------------        -------------------


Net sales                                                              $195,390,134              $ 159,399,782

Cost of sales                                                           155,536,079                123,656,877
                                                                   -----------------        -------------------
Gross Profit                                                             39,854,055                 35,742,905

Selling, administrative and

     other operating expenses                                            33,234,159                 26,958,739
                                                                   -----------------        -------------------
Income from operations                                                    6,619,896                  8,784,166
Interest expense                                                          1,537,269                    918,030
                                                                   -----------------        -------------------
Income before income taxes                                                5,082,627                  7,866,136

Income taxes                                                              1,982,000                  3,135,000
                                                                   -----------------        -------------------

Net Income                                                              $ 3,100,627                $ 4,731,136
                                                                   =================        ===================





Income per common share and common share equivalents:

     Primary                                                                    $ 0.43                     $ 0.65
     Fully diluted                                                              $ 0.41                     $ 0.65



Number of common shares and common share equivalents used in computing per share amounts

     Primary                                                              7,280,406                  7,313,590
     Fully diluted                                                        7,619,224                  7,313,590



                        STERLING ELECTRONICS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        TWENTY-SIX WEEKS ENDED SEPTEMBER 27, 1997 AND SEPTEMBER 28, 1996

                                                                                1997                 1996
                                                                         ----------------     ----------------

OPERATING ACTIVITIES

      Net income                                                             $ 3,100,627          $ 4,731,134
      Adjustments needed to reconcile net income
            to net cash provided by operating acitivities:

               Depreciation and amortization                                   1,561,871              917,249
               Provision for losses on accounts receivable                       768,670              695,439
      Changes in operating assets and liabilities

           (Increase) decrease in accounts receivable                         (3,851,457)           8,834,680
           (Increase) decrease in inventories                                (11,579,056)           3,436,648
           Increase in prepaid and other current assets                         (158,006)            (250,175)
           Decrease in accounts payable and accrued
               expenses                                                       (4,949,883)          (2,607,110)
           Increase (decrease) in accrued income taxes                         1,041,579             (246,503)
           Increase in postemployment benefits and other
               non-current liabilities                                            72,170               97,743
                                                                         ----------------     ----------------
                  Net cash (used) provided by operating activities           (13,993,485)          15,609,105
INVESTING ACTIVITIES

      Purchase of property and equipment                                      (1,383,744)          (1,706,690)
      Increase in other assets                                                  (750,165)            (494,795)
                                                                         ----------------     ----------------
                  Net cash (used) provided in investing activities            (2,133,909)          (2,201,485)

FINANCING ACTIVITIES

      Proceeds from borrowings under revolver                                 54,332,460           11,615,700
      Repayments of borrwoings under revolver                                (41,715,332)         (39,287,249)
                                                                         ----------------     ----------------
      Net increase (decrease) in revolving line of credit                     12,617,128          (27,671,549)
      Proceeds from long term borrowings                                               -           15,000,000
      Principal payments on other long term debt                                (126,176)            (151,993)
      Stock issued under employee plans                                          680,653              168,225
      Purchases of treasury stock                                               (142,065)          (3,184,515)
                                                                         ----------------     ----------------
                  Net cash provided (used) by financing activities            13,029,540          (15,839,832)
      Effect of exchange rate changes on cash                                     (5,174)                   -
                                                                         ----------------     ----------------
                                                                              13,024,366          (15,839,832)

DECREASE IN CASH AND CASH EQUIVALENTS                                         (3,103,028)          (2,432,212)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                 3,817,570            4,376,818
                                                                         ----------------     ----------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                       $ 714,542          $ 1,944,606
                                                                         ================     ================


                        STERLING ELECTRONICS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 27, 1997

Note A - Accounting Policies

          The accompanying unaudited condensed consolidated financial statements include the accounts of Sterling Electronics Corporation (the "Company") and its majority-owned subsidiaries after elimination of all significant intercompany accounts and transactions. In the opinion of the Company, the unaudited condensed consolidated financial statements contain all the adjustments (consisting of only normal accruals) necessary to present fairly the financial position as of September 27, 1997 and the results of operations for the thirteen and twenty-six weeks then ended. The results of operations for the thirteen and twenty-six weeks ended September 27, 1997 are not necessarily indicative of the results to be expected for the full year.

Note B - Long-term Debt

          Long-term debt as of September 27, 1997 and the amounts due within one year are as follows:

                               AMOUNTS DUE           LONG TERM       MATURING IN

DESCRIPTION                  WITHIN ONE YEAR          PORTION        FISCAL YEAR

Revolving credit line        $         0            $ 36,617,128        1999

Senior note                            0              15,000,000        2007

Capitalized lease obligation        63,824                67,466        2000

Equipment loans                    178,377               103,884     1999-2001
                                ----------            ----------
                              $    242,201          $ 51,788,478


          On October 7, 1997 the Company borrowed $5 million under a 120 day note from one of the banks in the Company's revolving credit line.

Note C - Merger

          On September 19, 1997 Sterling announced the signing of a definitive agreement to be acquired by Marshall Industries, an El Monte, California based electronics distributor. A merger proxy statement has been filed with the Securities and Exchange Commission and is currently under review. The acquisition is subject to the approval of Sterling's shareholders and the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act ("HSR"). The Company has been informed that the waiting period under the HSR has been terminated.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS

Thirteen Weeks ended September 27, 1997 compared to thirteen weeks ended September 28, 1996

     Net Sales - Consolidated net sales for the current thirteen week period were 30% ahead of sales for the thirteen week period a year ago. If the sales of Marsh Electronics, Inc. ("Marsh"), acquired in November, 1996, were excluded, sales would have increased 17%. Such increase would be the result of increased passive and electromechanical, connector and semiconductor revenues.

     Gross Margin - Sterling's consolidated gross margin for the thirteen weeks declined to 20.2% from 22.8% for the thirteen weeks a year ago. The gross margin percentage declined in all major product categories as a result of competitive pricing pressures.

     Selling and Administrative Costs - Consolidated operating expenses decreased to 16.8% of sales compared to 17.2% of sales for the thirteen weeks a year ago. Operating expenses decreased as a percentage of sales as a result of economies of scale from sales growth. However, operating expense dollars increased 26%. The majority of the dollar increase is due to the cost of operating the four Marsh sales offices and the Marsh service center during the current period. In addition to the four Marsh locations the Company operated two more sales locations (Mission, Texas and Rochester, New York) during the current period than a year ago. Warehouse expenses, management information system costs and the cost of the recently established team of field application engineers increased significantly for the current thirteen week period compared to the thirteen week period a year ago.

     Interest Expense - The 113% increase in interest expense is primarily the result of the $25 million increase from the comparable period in average indebtedness.

Twenty-six weeks ended September 27, 1997 compared to twenty-six weeks ended September 28, 1996

     Net Sales - Consolidated net sales for the current twenty-six week period were 23% ahead of sales for the twenty-six week period a year ago. If the sales of Marsh Electronics, Inc. ("Marsh"), acquired in November, 1996, were excluded, sales would have increased 9%. Such increase would be the result of increased passive and electromechanical, connector and semiconductor revenues.

     Gross Margin - Sterling's consolidated gross margin for the twenty-six weeks declined to 20.4% from 22.4% for the twenty-six weeks a year ago. The gross margin percentage declined in all major product categories as a result of competitive pricing pressures.

     Selling and Administrative Costs - Consolidated operating expenses increased to 17.0% of sales compared to 16.9% of sales for the twenty-six weeks a year ago. Operating expense dollars increased 23%. The majority of the dollar increase is due to the cost of operating the four Marsh sales offices and the Marsh service center during the current period. In addition to the four Marsh locations the Company operated two more sales locations (Mission, Texas and Rochester, New York) during the current period than a year ago. Warehouse expenses, management information system costs and the cost of the recently established team of field application engineers increased significantly for the current twenty-six week period compared to the twenty-six week period a year ago.

     Interest Expense - The 67% increase in interest expense is primarily the result of the $18 million increase from the comparable period in average indebtedness.

     Liquidity and Capital Resources - Since the beginning of the current fiscal year, Sterling has increased inventory by approximately $11.6 million and has reduced accounts payable and accrued expenses by approximately $ 5.9 million. In connection with the increase in inventory and reduction in current liabilities, the Company increased its borrowings by approximately $12.5 million. Additional use of funds has been capital expenditures of approximately $ 1,384,000, principally for new computer hardware and software. These capital expenditures were financed by cash flow from operations.

     Working capital was $ 94.4 million at September 27, 1997 compared to $77.8 million at March 39, 1997. The current ratio was 3.1 compared to 2.5 at the beginning of the year. Working capital increased as a result of increased inventory and decreased accounts payable and accrued expenses. Average annualized inventory turnover for the current period was 4.2, down slightly from
4.3 for fiscal 1997.

     At September 27, 1997 the Company had $ 3 million in available credit under the $40 million bank credit line which matures on February 16, 1999. On October 7, 1997, the Company borrowed $5 million under a 120 day note from one of the banks in the Company's bank credit line. Management believes that internal and external sources of cash will be sufficient to meet liquidity needs over the next year.

     On June 5, 1996, the Company agreed to lease a 181,000 square foot warehouse which was constructed during fiscal 1997 adjacent to the Dallas/Fort Worth International Airport. The lease term is ten years with monthly rental payments of approximately $82,000, plus the Company is responsible for all property taxes, insurance and maintenance. As of September 27, 1997, the Company also has leased material handling equipment, computer equipment and material management software for this warehouse and distribution center. The lease term on the equipment lease is five years with monthly rental payments of approximately $57,000, plus the Company is responsible for all property taxes, insurance and maintenance. Additionally, the Company has advanced approximately $3 million for additional equipment and software for which the Company has a lease commitment from a major leasing company to lease for five years. The Company intends to consolidate the distribution operations of its three existing regional distribution centers into this new state-of-the-art facility during the third and fourth quarters of fiscal 1998. Management believes that the capital resources described above should be adequate to fund the cost of this consolidation and the operation of the new distribution center.

                                OTHER INFORMATION

Item 1 through Item 5

The Company was not required to report on Items 1 through 5.

Item 6 - Exhibits and Reports on Form 8-K

(a)   The following exhibit is included herein
         (11) Statement re:  computation of earnings per share

(b) Reports of Form 8-K - There were no reports on Form 8-K filed during the thirteen weeks ended September 27, 1997

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        STERLING ELECTRONICS CORPORATION

                                        /s/ Mac McConnell

                                        --------------------------------------
                                        Date: November 10, 1997
                                        Mac McConnell, Vice-President
                                        Chief Financial Officer


                        STERLING ELECTRONICS CORPORATION

             (11) - Statement Re: COMPUTATION OF PER SHARE EARNINGS

                                                      Thirteen weeks ended            Twenty-six weeks ended
                                                  ------------------------------   -----------------------------
                                                   Sept. 27,        Sept. 28,        Sept. 27,       Sept. 28,
                                                      1997            1996             1997            1996

PRIMARY

Average shares outstanding                           7,176,820        7,119,278        7,134,650      7,175,593
Net effect of dilutive stock options-
    based on the treasury stock
    method using average

    market price                                       258,327          107,410          145,756        137,997
                                                  -------------   --------------   --------------   ------------
Total                                                7,435,147        7,226,688        7,280,406      7,313,590
                                                  =============   ==============   ==============   ============


Net income applicable to common stock              $ 1,610,746      $ 2,340,320      $ 3,100,627    $ 4,731,136


Per share amount                                           $ 0.22           $ 0.32           $ 0.43         $ 0.65




FULLY DILUTED

Average shares outstanding                           7,176,820        7,119,278        7,135,651      7,175,593
Net effect of dilutive stock options-
    based on the treasury stock
    method using average

    market price                                       485,880          107,410          483,573        137,997
                                                  -------------   --------------   --------------   ------------
Total                                                7,662,700        7,226,688        7,619,224      7,313,590
                                                  =============   ==============   ==============   ============


Net income applicable to common stock              $ 1,610,746      $ 2,340,320      $ 3,100,627    $ 4,731,136


Per share amount                                           $ 0.21           $ 0.32           $ 0.41         $ 0.65